Form 10-Q
period 2010-12-31
Greenhouse Solutions Inc.
filed 2011-02-14
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 14, 2011
Common Stock, $.001 par value	9,730,000

GREENHOUSE SOLUTIONS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

(Unaudited)

         Financial Statements-

                  Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010.............................F-2

               Consolidated Statement of Operations for the Three Months Ended December 31, 2010,

               and 2009, Nine Months Ended December 31, 2010, for the Period From  April 8, 2009

                (Inception) to December 31, 2009, and Cumulative From Inception..........................................F-3

               Consolidated Statement of Cash Operations for the Nine Months Ended

                December 31, 2010, for the Period From April 8, 2009 (Inception) to December 31, 2009,

                and Cumulative From Inception.............................................................................................F-4

         Notes to Consolidated Financial Statements December 31, 2010 and 2009..........................................F-5

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	December 31,	March 31,
	2010	2010
Current Assets:
Cash	$ 4,674	$ 3,932
Accounts receivable	2,320	-
Prepaid expenses	5,000
	11,994	3,932

Total Assets	$ 11,994	$ 3,932

LIABILITIES AND STOCKHOLDER'S ( DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$ 6,392	$ 2,734
Due to related party	3,000	1,200

Total current liabilities	9,392	3,934

Total liabilities	9,392	3,934

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
9,730,000 issued and outstanding in 2010	9,730	6,200
Additional paid-in capital	31,770
(Deficit) accumulated during the development stage	(38,898)	(6,202)

Total stockholders' (deficit)	2,602	(2)

Total Liabilities and Stockholder's (Deficit)	$ 11,994	$ 3,932

The accompanying notes to financial statements are

an integral part of these balance sheets

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

				For The Period	For The Period
				From	From
	Three Months		Nine Months	April 8, 2009	April 8, 2009
	Ended		Ended	(Inception) to	(Inception) Through
	December 31,		December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010

Revenues, net	$ 6,900	$ 5,764	$ 13,450	$ 5,764	$ 19,214

Cost of Revenues	4,100	3,125	7,950	3,125	11,075

Gross Profit	2,800	2,639	5,500	2,639	8,139

Expenses:
General and administrative-
Accounting and audit fees	3,000	3,500	10,750	3,500	14,250
Consulting	3,007	1,000	3,007	1,000	4,007
Executive compensation	600	600	1,800	600	3,000
Filing	100	450	4,275	450	4,725
Organization costs	-	-	-	838	838
Other	2,454	1,606	6,359	1,606	8,212
Transfer agent	12,005	-	12,005	-	12,005

Total operating expenses	21,166	7,156	38,196	7,994	47,037

(Loss) from Operations	(18,366)	(4,517)	(32,696)	(5,355)	(38,898)
	-	-	-	-	-
Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (18,366)	$ (4,517)	$ (32,696)	$ (5,355)	$ (38,898)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ -	$ -	$ 0.01	$ -

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,725,978	4,378,261	7,045,055	1,508,614

The accompanying notes to financial statements are

an integral part of these statements

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		For The Period	For The Period
		From	From
	Nine Months	April 8, 2009	April 8, 2009
	Ended	(Inception) to	(Inception) Through
	December 31,	December 31,	December 31,
	2010	2009	2010

Operating Activities:
Net (loss)	$ (32,696)	$ (5,355)	$ (38,898)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Accounts receivable	(2,320)	-	(2,320)
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable and accrued liabilities	3,658	5,859	6,392

Net Cash (Used in) Operating Activities	(36,358)	504	(39,826)

Financing Activities:
Proceeds form issuance of common stock	35,300	6,200	41,500
Loan from Director and stockholder	1,800	600	3,000

Net Cash Provided by Financing Activities	37,100	6,800	44,500

Net Increase in Cash	742	7,304	4,674

Cash - Beginning of Period	3,932	-	-

Cash - End of Period	$ 4,674	$ 7,304	$ 4,674

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are

an integral part of these statements.

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Unaudited)

1.            Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Greenhouse Solutions Inc. (the “Company” or “Greenhouse Solutions”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on April 8, 2009.  The Company is involved in sale and distribution of urban gardening products and greenhouses on the North American market.

   Unaudited Financial Statements

The accompanying financial statements of Greenhouse Solutions as of December 31, 2010, and March 31, 2010, and for the three months ended December 31, 2010, and 2009, for the nine months ended December 31, 2010 and for the period from April 8, 2009 (Inception) to December 31, 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2010, and March 31, 2010, and the results of its operations and its cash flows for the nine months ended December 31, 2010, and for the period from April 8, 2009 (Inception) to December 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending March 31, 2011.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of March 31, 2010, filed with the SEC for additional information, including significant accounting policies.

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

DECEMBER 31, 2010 AND 2009

(Unaudited)

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2010.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Greenhouse Solutions could realize in a current market exchange.  As of December 31, 2010, the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Unaudited)

  Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the period ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the period ended December 31, 2010.

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

2.            Development Stage Activities and Going Concern

The Company is in the development stage and is involved in sale and distribution of urban gardening products and greenhouses on the North American market.

During the period from April 8, 2009, through December 31, 2010, the Company was organized and incorporated, and conducted a capital formation activity to raise $6,200 through a stock subscription agreement.

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Unaudited)

During the period ended December 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,530,000 common shares at $0.010 per share for total proceeds of $35,300 pursuant to this Registration Statement.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of December 31, 2010, the Company had a working capital of $2,602.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

   3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.  No other class of stock is authorized.

During the period ended December 31, 2010, the Company issued:

a)       6,200,000 shares of common stock at $0.001 per share to its Directors and officers for total proceeds of $6,200: and

b)      3,530,000 shares of common stock at $0.010 per share for total proceeds of $35,300.

As of December 31, 2010, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

   4.      Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2010, and 2009, was as follows: (assuming a 15% effective tax rate)

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Unaudited)

Period Form
	Nine Months	April 8, 2009
	Ended	(Inception) to
	December 31,	December 31,
	2010	2009

Current Tax Provision:
Federal and state-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$ 4,904	$ 803
Change in valuation allowance	(4,904)	(803)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of December 31, 2010 and March 31, 2010, as follows:

	December 31,	March 31,
	2010	2010

Loss carryforwards	$ 5,835	$ 930
Less - Valuation allowance	(5,835)	(930)

Total net deferred tax assets	$ -	$ -

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $38,898 as of December 31, 2010, which may be available to reduce future year’s taxable income.

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

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Unaudited)

5.     Related Party Transactions

The President of the Company provides management services to the Company. During the nine months ended December 31, 2010, management services of $1,800 (March 31, 2010: $1,200) were charged to operations.

As of December 31, 2010, the Company owed to Directors of the Company $3,000 for management fees. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

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

DECEMBER 31, 2010 AND 2009

(Unaudited)

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

A new FASB standard - Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" (“No. 167”) was issued in June 2009.  No. 167, now encompassed under ASC 810, amends certain requirements of Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

DECEMBER 31, 2010 AND 2009

(Unaudited)

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

DECEMBER 31, 2010 AND 2009

(Unaudited)

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

An Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash” (“The Update No.2010-01”) was issued in January 2010. The Update No.2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the  Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

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

DECEMBER 31, 2010 AND 2009

(Unaudited)

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

Plan of Operation

The Company was incorporated under the laws of the State of Nevada on April 8, 2009.  The Company is involved in the sale and distribution of gardening products and greenhouses in the North American market.  On September 2, 2009 we incorporated a wholly owned (ownership interest – 100%) subsidiary Greenhouse Solutions Inc. an Ontario, Canada, based company to facilitate our operations and  cross border goods transfer to and from Canada. In addition we expect to reduce our exposure to foreign currency exchange fluctuation between US and Canadian dollars that could adversely impact our operations. We conduct our operations in Canada through our Canadian subsidiary and our operations in USA through our parent corporation, Greenhouse Solutions Inc. (USA). References in this Report to “Greenhouse Solutions” refer to Greenhouse Solutions Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

As of December 31, 2010 we have generated $19,214 in revenues from sales of greenhouses, and have incurred $38,898 in losses since our inception on April 8, 2009. We have relied upon the sale of our securities in unregistered private placement transactions and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to September 30, 2010.  During the three-month period ended December 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,530,000 common shares at $0.010 per share for total proceeds of $35,300 pursuant to this Registration Statement.

Currently we generate revenues from sales of greenhouses. In addition we plan to generate revenues from sales of urban gardening kits, our own line of products. The urban gardening line of products will be targeted to the recreational gardener with limited square footage available for the growing area. We started development of the urban gardening kits to be sold under our trademark “Greenhouse Life ™”.

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

Results of Operations

For the nine months ended December 31, 2010 compared to the period ended December 31, 2009

During the nine months ended December 31, 2010 we have generated $13,450 (December 31, 2009: $5,764) in revenues from sales of greenhouses. Our cost of goods sold was $7,950 resulting in gross profit of $5,500 during the nine months ended December 31, 2010. As of December 31, 2010, our cumulative revenue from sales of greenhouses was $19,214. Our cumulative cost of goods sold was $11,075 resulting in gross profit of $8,139.

During the nine months ended December 31, 2010, we have incurred expenses in the amount of $38,196 compared to $7,994 incurred during the period from inception on April 8, 2009 to December 31, 2009. The increase was primarily attributable to increases in professional fees of $7,250, consulting fees of $2,007, management fees of $1,200, filing fees of $3,825, transfer agent fees of $12,005 as well as an increase of $4,753 in other general and administrative expenses.

We will continue sales and distribution of greenhouses and other gardening products. We started the development of the urban gardening kits under our trademark “Greenhouse Life ™”. Our Greenhouse Life Urban Gardening Kits can be used to grow vegetables, fruits and herbs in very small spaces. They are suitable for use on balconies, patios and small backyards. The kits are currently in development and will include three sizes:

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

We do not own, either legally or beneficially, any patents or trademarks. We have applied for a U.S. trademark for “Greenhouse Life” with the U.S. Trademark and Patent Office (U.S.P.T.O.) on August 23, 2010. The serial number for the application is 85113305. We have applied for a trademark in an international class 006 (Metal greenhouse frames; Metal greenhouses; Transportable greenhouses of metal for household use) and international class 019 (Modular greenhouses not of metal; Non-metal greenhouse frames; Pre-fabricated greenhouses not of metal).

On December 7, 2010 we have received a letter from the U.S.P.T.O.’s attorney advising us that “…The trademark examining attorney has searched the Office’s database of registered and pending marks and has found no conflicting marks that would bar registration under Trademark Act Section 2(d).TMEP §704.02; see 15U.S.C.§1052(d)…”. We will continue working with the U.S.P.T.O. on our trademark application. There is no guarantee that our application will be approved and the trade mark will be registered.

 We have reserved the domain name www.greenhouselife.com and have developed and launched a consumer focused website where we offer our products for sale to the general public.

Liquidity and Capital Resources

We have incurred $38,898 in operating losses since inception. As of December 31, 2010, we had $4,674 in cash,  $2,320  in accounts receivable and  $5,000 in prepaid expenses compared to $3,932 in cash and $Nil in accounts receivable and prepaid expenses at March 31, 2010.  As of December 31, 2010, we had a working capital of $2,602, compared to a working capital deficiency of $2 as of March 31, 2010.

Net cash used in operating activities for the nine months ended December 31, 2010 was $36,358, compared with net cash used in operating activities of $504 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the nine months ended December 31, 2010 and period from inception (April 8, 2009) to December 31, 2009. Net cash provided by financing activities for the nine months ended December 31, 2010 was $37,100 and consisted of proceeds from sale of 3,530,000 shares of common stock and loans from directors of $1,800.  Net cash provided by financing activities for the period ended December 31, 2009 was $6,800 and consisted of proceeds from sale of 6,200,000 shares of common stock to our directors at $0.001 per share and loans from directors of $600.

During the nine months ended December 31, 2010, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,530,000 common shares at $0.010 per share for total proceeds of $35,300 pursuant to this Registration Statement.

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

February 14, 2011

GREENHOUSE SOLUTIONS INC.

By:	/s/ Michael Grischenko
Michael Grischenko
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Greenhouse Solutions Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Grischenko	President, CEO and Director	February 14, 2011
Michael Grischenko
/s/Natalya Lastovka	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	February 14, 2011
Natalya Lastovka