Form 10-K
period 2011-03-31
Greenhouse Solutions Inc.
filed 2011-05-16
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-167655

GREENHOUSE SOLUTIONS INC.
( Exact name of registrant as specified in its charter)

Nevada	45-2094634
State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

4 Research Drive, Suite 402, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 242-3065

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Over the Counter
$0.001 par value	Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                                                                                                                                                Yes [   ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                             Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                    Yes [   ]   No [ x ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein , and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)             Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

The aggregate market value of the Company’s common shares of voting stock held by non-affiliates of the Company at March 31, 2011, computed by reference to the $0.010 Registration Statement per-share price was $35,300.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort or expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances provided that the assumptions are set forth in this Form.

APPLICABLE ONLY OT REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark  whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to  the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of May 13, 2011, there were 9,730,000 shares of common stock, par value $0.001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws and Authorized Reseller Agreement are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2010.

GREENHOUSE SOLUTIONS INC.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Greenhouse Solutions” mean Greenhouse Solutions Inc. and its subsidiary, unless otherwise indicated.

Item 1.   BUSINESS

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

We are a development stage company. The Company to date has funded its initial operations through the issuance of 9,730,000 shares of capital stock for the net proceeds of $41,500 and revenue from sales of $40,034. We plan to generate our future revenues from sales of greenhouses and urban gardening kits under our trademark “Greenhouse Life ™”. The urban gardening line of products will be targeted to the recreational gardener with a limited square footage for the growing area. We have started the development of the urban gardening kits. The timeframe for completion of the first samples depends on available funds and our directors’ ability to procure appropriate products for the urban gardening kits.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended March 31, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Trends and Economic Conditions

Management believes that there is number of new food gardeners emerging this year. More Americans are recognizing the benefits of growing their own produce, including improved quality, taste, and cost savings. Items of concern include the decline in global economic activity and expected slow recovery, a downturn in consumer discretionary spending and the unstable U.S. housing market. Gardening products is a non-essential purchase that consumers may choose to forgo or decrease spending on in uncertain economic times.

Urban Gardening and the Greenhouse Industry

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

Greenhouses

                        Function

With a greenhouse, gardeners have the ability to control their plants' growing environment. The greenhouse helps maintain heat, which tropical plants and seedlings need; humidity, which several vegetables, such as peppers, grow well in; and keeps out pests and animals. In a greenhouse, the gardener can also regulate the amount of water the plants receive, so drought and flood are less of an issue. One benefit of owning a greenhouse is that the gardener can extend their growing season. This is desirable in cooler, northern climates where the growing season lasts only a few months, not nearly long enough for some vegetables to be harvested.

                        Features

Greenhouses work by sunlight entering through the windows and the resulting energy, or heat, is then trapped inside. Plants then benefit from the light and the warmth of the greenhouse. Most greenhouses also include some sort of opening window or fan to help keep the heat from becoming too excessive. Because the greenhouse is enclosed, the heat remains inside overnight, continuing to keep the plants warm and helping them grow without fighting frost or cold dew. There are also irrigation systems using drip tubes to water the plants. Monitors can be used to track temperature and humidity, turning the fan on or off when needed.

                        Types

There are four main types of greenhouse building styles: free standing, lean-to, window mount and even span. A freestanding greenhouse is a standalone building. Size and shape can vary, but it has the most exposure, with all four sides made from the chosen greenhouse material. Lean-tos are a good option for homeowners with limited back yard space. They offer a "half" green house; one side from the center attaches to an existing structure—a side of a house or garage --and the other is a traditional greenhouse structure. For homeowners with a great deal of property but restrictions on freestanding buildings, an even span greenhouse is a good option. An even-span is a full-size structure that has one end attached to another building. It is usually the largest and most costly option, but it provides more usable space and can be lengthened. A window mounted greenhouse can be used in a house or apartment setting. It is an elongated window that extends outward from the house a foot or so and can contain two or three shelves that can be used for growing plants.

Materials

Glass is relatively inexpensive and easy to maintain but breaks easily. It's also harder to control internal temperatures because glass magnifies heat and moisture. Clear fiberglass is a good alternative, only a little more expensive and stronger and more durable, but it has maintenance costs and will need re-surfacing with resin. Rigid, double-wall plastic (Plexiglas) is a great greenhouse material. It's more expensive than either glass or fiberglass but lasts longer than fiberglass with proper care and doesn't break like glass, although it suffers a little in transparency. Plastic film is a final greenhouse option. It's cheap and easy to use in construction but tears easy, is usually somewhat opaque and blocks a larger percentage of light.

Benefits

A greenhouse keeps out several garden pests, such as raccoons, rats and squirrels that can destroy a garden by digging up plants and eating flowers and vegetables. Another benefit to owning a greenhouse is the ability to start seeds earlier in the season under a controlled environment and extend the growing season further into fall by keeping the air inside a greenhouse warmer than outside air.

Greenhouse Accessories

Potting Benches

A Potting bench or gardening table is a kind of workbench used for small gardening tasks such as transplanting seedlings. A basic potting bench has a work surface at bench height, comfortable for a standing person; and storage for potting soil, pots, and tools. Since this type of furniture is often exposed to soil, water, and sunlight, it must be made from weather-resistant materials, such as cedar wood or plastic.

Grow Lights

Grow Lights are used in greenhouses when more sunlight is needed than occurs naturally. These lights emit a light that is similar to the sun and allows for photosynthesis. There are a few types of grow lights that are on the market. Fluorescent lights are inexpensive, accessible and small in size. Metal halide lights are good for use in the growing phases of plant growth. High pressure sodium lights are inexpensive and the most energy efficient types of grow lights.

Heaters

Heaters are a good way to ensure that plants are safe from cold nights and can extend the growing season in a greenhouse. Several types of heaters are available including electric heaters as well as heaters that run on natural gas or propane. Operating costs for each of these options are fairly similar, so it is simply a matter of what consumers find most convenient.

Gardening Pots

Gardening pots are used in greenhouses to hold the growing plants. They are made from a variety of materials including plastic, fiberglass, wood, concrete and stone. Plastic and fiberglass are lightweight and inexpensive but can crack easily. Wood pots are inexpensive and have a natural appearance but are susceptible to rot. Concrete pots are great for year round planting and hold water very well but extremely heavy. Stone pots have an attractive appearance and keep plant roots cool and aerated but are expensive and heavy.

Competition

The urban gardening trend continues to develop with media attention on local farming and community gardens. Our products address the need for growing vegetables, herbs and flowers in small urban spaces such as balconies, patios and backyards with limited space. We plan to target the North American garden hobbyists and health conscious people who are interested in growing fresh herbs and vegetables.

The urban gardening market is highly competitive and rapidly evolving, resulting in a dynamic competitive environment with several dominant national and multi-national leaders, both in up-scale and mass market urban gardening and greenhouse suppliers.  Competitive factors in the greenhouse and other urban gardening equipment manufacturing and distributing segments include product quality, marketing and distribution resources, customer service and support and price of product.  We will compete with a number of existing companies as well as new companies which may enter the market with new products.

Most of our competitors have longer operating histories, greater name recognition, larger and more established client bases and significantly greater financial and marketing resources than we do.  These competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients.  In addition, many of our current or potential competitors, such as Palram and Rion Greenhouses, have broad recognition and distribution channels that may be used to distribute competing handcrafted outdoor garden products directly to end-users or purchasers.

There are a number of manufacturers and distributors of greenhouses and other urban gardening products in North America.

One of the largest manufacturers of greenhouses is Palram, with manufacturing plants in the United States, China, England and Israel and corporate offices in over 12 countries. Palram produces several types of recreational greenhouses, the Master-Gro, HobbyGrower, Victorian Greenhouse, Lean-To Greenhouse and Snap and Grow, in a variety of sizes. In North America, Palram has distribution through major home improvement retailers such as Home Depot and Lowes, and online stores such as Amazon.com, Kmart.com and Sears.com.

Rion Greenhouses is another manufacturer of greenhouses as well as the largest distributor of greenhouses in the United States.  Rion Greenhouses produces greenhouses under fourteen different brands, including Julianna, EasyGrow, Halls and EcoGro. Greenhouses.com is Rion’s online store where all Rion’s brand greenhouses are sold. They also sell through other online stores such as Amazon.com, Garden.com and Walmart.com.

There are many other smaller independent manufacturers and distributors of greenhouses and gardening products in North America. Due to limited financing and fierce competition we may not be able to generate sustainable revenues and will have to cease operations.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

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

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

We have one full-time employee at the present time.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations.  Our officers and directors are planning to do whatever work is required until our business is at the point of having positive cash flow. We do not have any written employment agreements in place with our officers and directors.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

The lawn and garden industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on our products which could decrease our net sales and operating margins.

A downturn in the economy may reduce consumer spending by decreasing the overall demand for greenhouses and other gardening equipment, which could adversely affect our revenues, cash flow and profits. A slowdown in economic activity could adversely affect our results. Our business ultimately depends on consumer discretionary spending on greenhouses and other gardening equipment, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending on gardening equipment could harm our business.

 Lawn and garden sales are highly seasonal which could impact our cash flow and operating results.

Our operating results may vary significantly from period-to-period due to seasonal factors that may have an effect on the demand for our urban gardening products. Demand for gardening products in general typically declines over the winter season, while sales are generally higher during the spring and summer months. The seasonal nature of our operations may result in significant fluctuations in our working capital throughout the year. Such fluctuations may adversely affect our operations and cash flows.

Declining economic conditions could negatively impact our business

 Our operations are affected by local, national and worldwide economic conditions. The consequences of a recession may include a lower level of economic activity and consumer spending. The lower level of economic activity might result in a decline in the level of consumer spending, which may materially adversely affect our business. Instability in the financial markets, as a result of recession or otherwise, also may affect our ability to raise capital.

Unseasonable weather could have a negative impact on our business and financial results.

Demand for greenhouses and other gardening products is influenced by weather, particularly weather during the peak gardening season. As a result, our business could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures.

 We operate in very competitive markets and may be unable to compete effectively in the lawn and garden industry

The markets in which we operate are highly competitive. We compete with a number of other manufacturers, distributors and retailers that produce and sell similar products. Our products will primarily compete on the basis of product design, price and product quality. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than we do. Many of our competitors may afford to sell their products at prices lower than us. Our most price sensitive customers may be more likely to purchase the lower price point products in a more challenging economic environment. The products we plan to re-sell may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, have the ability to acquire similar products at a lower cost than we can, or adapt more quickly than we do to new technologies, designs, or evolving regulatory, industry, or customer requirements. As a result, the products we re-sell may not be able to compete successfully with their products. We may encounter increased competition in the future from existing competitors or new competitors. The strong competition that we face in the greenhouse market may prevent us from achieving our revenue goals, which may have a material adverse affect on our business. We expect these competitive pressures in our markets to remain strong.

RISK FACTORS RELATED TO OUR COMPANY

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on April 8, 2009, have realized $40,034 in revenues from sales and incurred $38,779 in losses since inception.  We have a minimal operating history upon which an evaluation of our future success or failure can be made.  Based upon current plans, we expect to incur net operating losses in future periods because we will be incurring expenses and generating revenues, which may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your investment.

Our registered independent auditors have discussed their uncertainty regarding our business operations in their audit report dated May 2, 2011.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

 There are a limited number of greenhouse and other gardening equipment manufacturers and, accordingly, we rely on a limited number of manufacturers of products we plan to re-sell. Our business depends on developing and maintaining productive relationships with these vendors. There can be no assurance that these suppliers will supply products to us on favorable terms, or at all. In addition, our failure to promptly pay or order sufficient quantities from our vendors may result in an increase in the cost of the products we purchase or may lead to vendors refusing to sell products to us at all. To the extent that we would be required to find replacements for our manufacturers, a change in manufacturers could result in cost increases, time delays in deliveries and a loss of customers, any of which could have a material adverse effect on us.

We currently do not have long-term agreements with any of our potential manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time in the future.

We could be subject to product liability, personal injury or other litigation claims which could have an adverse effect on our business, financial condition and results of operations.

 Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past, and we could be subject to claims, including product liability or personal injury claims. These claims may not be covered by insurance and vendors may be unwilling or unable to satisfy their indemnification obligations to us with respect to these claims. As a result, the defence, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition, results of operations or cash flows.

Foreign currency exchange rate fluctuations may adversely affect our business.

Since we intend to import some components for our products from different countries, changes in exchange rates can adversely affect our cash flows and results of operations. Furthermore, reported purchases made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future revenues and operating results.

We depend on key personnel.

 Our future  success  will  depend  in  part  on the  continued  service  of key personnel,  particularly, Michael Grischenko, our  President, Chief  Executive Officer and Director, and Natalya Lastovka our Secretary and Treasurer.  We have not entered into employment agreements with our Directors and Officers. If any of them will choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to sell our current inventory and harm the market’s perception of us. Our future success will also depend on our ability to attract and retain key managers, sales people, and others.  We face intense competition for these individuals from well-established multinational, national, and regional wholesale and retail companies.  We may not be able to attract qualified new employees, which may have a material adverse effect on our results of operations and financial condition.

Our officers, directors, consultants and advisors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

 Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities which they may encounter, between our operations and those of other businesses.

 Currently, Mr. Michael Grischenko, our President, Chief Executive Officer and Director, Mrs. Natalya Lastovka, our Secretary and Treasurer each commit between 25% and 35% of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Holders of our common stock may have limited recourse against us and our directors and executive officers because all of our directors and all of our executive officers reside outside the United States.

All of our directors and all of our executive officers reside outside the United States. The assets of all of our directors and executive officers are located outside the United States. As a result, holders of our common stock may be limited in their ability to effect service of process within the United States upon our directors and executive officers or to enforce in a U.S. court a judgment obtained against our directors and executive officers in jurisdictions outside the United States, including actions under the civil liability provisions of U.S. securities laws. In addition, it may be difficult for holders of our common stock to enforce, in original actions brought in courts in jurisdictions outside the United States, liabilities predicated upon U.S. securities laws.

Because our management has limited experience running a gardening products distribution business, our business has a higher risk of failure.

Our directors have limited experience running a gardening products distribution business. As a result, we may not be able to recognize and take advantage of opportunities without aid of qualified consultants. As well, with no direct experience, our management may not be fully aware of industry trends. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Greenhouse Solutions Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Greenhouse Solutions Inc. will need to come through appreciation of the stock’s price.

Because our Directors own 63.72% of our outstanding common stock they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our Directors, Michael Grischenko and Natalya Lastovka own 63.72% of the outstanding shares of our common stock as of the date of this report.  Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They will also have the power to prevent or cause a change in control.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes, and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal auditing, and other finance staff in order to develop and implement appropriate additional internal controls, processes, and reporting procedures.  If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the  Sarbanes-Oxley  Act and current SEC regulations, beginning  with our  annual  report on Form 10-K for our  fiscal  period  ending March  31, 2010, we will be required to prepare  assessments  regarding internal controls over  financial  reporting and beginning with our annual report on Form 10-K for our  fiscal  period  ending  March 31,  2011,  furnish a report by our management on our internal control over financial  reporting. We have begun the process of documenting and testing our internal  control  procedures in order to satisfy these  requirements,  which is likely to result in increased general and administrative  expenses  and may  shift  management  time  and  attention  from revenue-generating  activities to compliance activities.  While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis.  There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting.  Failure to achieve and maintain an effective   internal control   environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition,  in connection with our on-going assessment of the effectiveness of our  internal  control  over  financial  reporting,  we may  discover  "material weaknesses" in our internal controls as defined in standards  established by the Public Company Accounting  Oversight Board, or the PCAOB.  A material weakness is a significant  deficiency,  or  combination of  significant  deficiencies,  that results in more than a remote  likelihood  that a material  misstatement  of the annual or interim  financial  statements will not be prevented or detected.  The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material  weakness is identified,  we will employ  qualified personnel  and adopt and  implement  policies  and  procedures  to  address  any material  weaknesses  that we identify.  However,  the process of designing  and implementing effective internal controls is a continuous effort that requires us to  anticipate  and  react to  changes  in our  business  and the  economic  and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting  obligations as a public  company.  We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.  Any failure to complete our  assessment  of our  internal  control over financial  reporting,  to remediate any material weaknesses that we may identify or to implement new or improved controls,  or difficulties  encountered in their implementation,  could harm our operating results,  cause us to fail to meet our reporting  obligations  or result in  material  misstatements  in our  financial statements.  Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure  to  remediate  any  material  weaknesses  that we may  identify,  would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley  Act.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

 As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and other applicable securities rules and regulations. None of our senior executives has managed a public company. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

 In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

RISK FACTORS RELATING TO OUR COMMON STOCK

There is limited public (trading) market for our common stock; therefore, our investors may not be able to sell their shares.

Our common stock is quoted on the OTC Bulletin Board under the symbol “GRSU”. We can provide no assurance that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

 A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does  develop,  the  market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

 The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

You could be diluted from our future issuance of capital stock and derivative securities.

As of May 13, 2011, we had 9,730,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

The application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

      -   that a broker or dealer approve a person's account for transactions in penny stocks; and

      -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -   obtain financial information and investment experience objectives of the person; and

      -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     -   sets forth the basis on which the broker or dealer made the suitability determination; and

     -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may  make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

We expect the market for our common shares to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

 Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2.       PROPERTIES

We do not hold ownership or leasehold interest in any property.

Item 3.       LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended March 31, 2011.

PART II

Item 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since November 24, 2010, under the symbol “GRSU”.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal 2011	High	Low

Third Quarter	0.00	0.00

Fourth Quarter	0.15	0.00

Holders.

As of May 12, 2011, there are 32 record holders of 9,730,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

We completed an offering of 6,200,000 shares of our common stock at a price of $0.001 per share to our Directors Michael Grischenko (3,200,000) and Natalya Lastovka (3,000,000) on October 30, 2009.  The total amount received from this Offering was $6,200.  We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. Such issuance qualified for exemption under Regulation S promulgated under the Securities Act with respect to certain investors because such investors were not “U.S. persons” as defined under Regulation S, were located outside the United States at the time of the offer and acceptance thereof and had no plan or intention to sell the securities in the United States or to a “U.S. person.” We relied on the investor acknowledging the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the subscriber to purchase the units have been obtained from United States Persons.  For purposes of the Subscription Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

During the year ended March 31, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,530,000 common shares at $0.01 per share for total gross proceeds of $35,300 pursuant to this Registration Statement.

There have been no other issuances of common or preferred stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2011 or 2010.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Greenhouse Solutions is a wholesaler/distributor of greenhouses and urban gardening kits in the North American market. The urban gardening line of products is targeted to the recreational gardener with a limited square footage for the growing area. During the period from April 8, 2009 (Inception) to March 31, 2011, we have generated $40,034 in revenues from sales of greenhouses and consulting services and incurred $63,748 in operating expenses resulting in the net loss of $38,779.

We have relied upon revenues from sales of greenhouses, the sale of our securities in unregistered and registered private placement transactions and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to March 31, 2011. During the year ended March 31, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. Pursuant to this Registration Statement the Company sold 3,530,000 common shares at $0.010 per share for total proceeds of $35,300.

During the year ended March 31, 2011, we filed a trademark application and started the development of the urban gardening kits. As of the date of this report we have not finalized a commercial version of the urban gardening kits. As our next step in implementing of our business plan we intend to create a catalogue of sought-after urban gardening products such as greenhouses, growing racks, potting accessories and other products that are intended for use in small urban spaces, such as balconies, patios and backyards with limited space. Consumers interested in getting started with gardening have to do a lot of research to determine what they need. Instead of buying individual components from retailers, they can purchase a kit based on their available square footage. The kit is easy to set up and comes with complete instructions on how to grow and take care of their plants.

During the year ended March 31, 2011, the Company launched a consumer-focused website www.greenhouselife.com, where a customer can place a direct order via e-mail, phone or fax.

Results of Operations

Financial Data Summary	Year Ended March 31, 2011	April 8, 2009 (Inception) Through March 31, 2010

Revenue	$34,270	$5,764
General and Administrative Expenses	$54,907	$8,841
Net Loss	$32,577	$6,202

Revenue

Our gross revenue from sales of greenhouses and consulting services for the year ended March 31, 2011, was $34,270, compared to $5,764 for the period from April 8, 2009 (Inception) through March 31, 2010.  Our cost of goods sold for the same year ended March 31, 2011, was $11,940 (March 31, 2010: $3,125) resulting in a gross profit of $22,330 (March 31, 2010: $2,639).

Operating Costs and Expenses

The major components of our expenses for the year ended March 31, 2011, and for the period from April 8, 2009 (Inception) through March 31, 2010, are outlined in the table below:

	Year Ended March 31, 2011	April 8, 2009 (Inception) Through March 31, 2010

Accounting and audit fees	$ 13,750	$ 3,500
Consulting	3,007	1,000
Executive compensation	2,400	1,200
Filing	4,275	-
Organization costs	-	838
Other	14,565	2,303
Salaries and wages	4,305	-
Transfer agent	12,605	-
	$ 54,907	$ 8,841

Operating Expenses

The increase in our operating cost for the year ended March 31, 2011, compared to the period ended March 31, 2010, was due to the increase in accounting and audit fees of $10,250, increase in consulting fees of $2,007, increase of $1,200 in management fees, increase of $4,275 in filing fees, increase of $4,305 in salaries and wages, increase of $12,605 in transfer agent fees and increase of $12,262 in other general and administrative costs. All these increases are associated to the increase in our corporate activities, increase in expenses related to implementation of our business plan and increase in professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. Other general and administrative costs consist of bank charges of $382 (March 31, 2010: $324), legal fees of $500 (March 31, 2010: $Nil), office expenses of $7,466 (March 31, 2010: $485), rent of $1,910 (March 31, 2010: $693), product development expenses of $1,850 (March 31, 2010: $Nil) and travel expenses of $2,457 (March 31, 2010: $801).

Liquidity and Capital Resources

Working Capital	Year Ended March 31, 2011	April 8, 2009 (Inception) Through March 31, 2010
Current Assets	$18,364	$3,932
Current Liabilities	$15,643	$3,934
Working Capital (Deficiency)	$2,721	$(2)

Cash Flows

	Year Ended March 31, 2011	April 8, 2009 (Inception) Through March 31, 2010
Cash used in operating activities	$26,418	$3,468
Cash used in investing activities	$-	$-
Cash provided by financing activities	$37,700	$7,400
Net increase in cash	$11,282	$3,932

We had cash of $15,214, prepaid expenses of $3,150, accounts payable and accrued liabilities of $10,953, payroll taxes payable of $1,090 and amounts due to related party of $3,600 for a working capital of $2,721 as of March 31, 2011.

We expect spending approximately $7,000, subject to financing, on product development and professional fees in relation of our trade mark application. As well, we anticipate spending an additional $60,000 on professional fees, salaries and wages, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $67,000. We also expect to spend approximately $20,000 in inventory purchasing, subject to financing, and securing customers’ orders. Accordingly, we will need to generate sufficient revenue or obtain additional financing in order to continue working toward the completion of our full business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $26,418 during the year ended March 31, 2011 (March 31, 2010: $3,468). Cash used in operating activities was funded by cash from financing activities of $37,700 and cash from sales of $34,270.

Cash Used In Investing Activities

No cash was used or provided in investing activities during the year ended March 31, 2011 and period ended March 31, 2010.

Cash Provided by Financing Activities

To March 31, 2011, the Company has mostly funded its initial operations through the issuance of 9,730,000 shares of capital stock for proceeds of $41,500 and revenues from sales of greenhouses and consulting services totalling $40,034.

 Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financing and revenues from sales. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities.  Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the year ended March 31, 2011, included in this annual report,  have been prepared on a going concern basis, which implies that our  company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $40,034 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2011, our company has accumulated losses of $38,779 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 and 2010

Report of Registered Independent Auditors	F-2

Financial Statements-

Consolidated Balance Sheets as of March 31, 2011 and 2010	F-3

Consolidated Statement of Operations for the Year Ended March 31, 2011, for the Period From April 8, 2009 (Inception) to March 31, 2010, and Cumulative From Inception	F-4

Consolidated Statement of Stockholders’ (Deficit) for the Period from April 8, 2009 (Inception) Through March 31, 2011	F-5

Consolidated Statement of Cash Operations for the Year Ended March 31, 2011, for the Period From April 8, 2009 (Inception) to March 31, 2010, and Cumulative From Inception	F-6

Notes to Consolidated Financial Statements March 31, 2011 and 2010	F-7

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Greenhouse Solutions Inc.

Shelton, Connecticut

I have audited the accompanying consolidated balance sheet of Greenhouse Solutions Inc. (a development stage company) as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2011, the period from April 8, 2009 (inception) through March 31, 2010, and for the period from April 8, 2009 (inception) through March 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhouse Solutions Inc. as of March 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the year ended March 31, 2011, the period from April 8, 2009 (inception) through March 31, 2010, and for the period from April 8, 2009 (inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                                \s\ Ronald R. Chadwick, P.C.

May 2, 2011                                                                                                                          RONALD R. CHADWICK, P.C.

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	March 31,
	2011	2010
Current Assets:
Cash	$ 15,214	$ 3,932
Prepaid expenses	3,150	-
	18,364	3,932
Total Assets	$ 18,364	$ 3,932

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$ 10,953	$ 2,734
Due to related party	3,600	1,200
Payroll taxes payable	1,090	-
Total current liabilities	15,643	3,934
Total liabilities	15,643	3,934

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized;
9,730,000 issued and outstanding in 2011 (2010: 6,200,000 shares)	9,730	6,200
Additional paid-in capital	31,770	-
(Deficit) accumulated during the development stage	(38,779)	(6,202)
Total stockholders' equity (deficit)	2,721	(2)
Total Liabilities and Stockholder's Equity	$ 18,364	$ 3,932

The accompanying notes to financial statements are

an integral part of these balance sheets

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For The Period	For The Period
		From	From
	Year	April 8, 2009	April 8, 2009
	Ended	(Inception) to	(Inception) Through
	March 31,	March 31,	March 31,
	2011	2009	2011

Revenues, net	$ 34,270	$ 5,764	$ 40,034

Cost of Revenues	11,940	3,125	15,065

Gross Profit	22,330	2,639	24,969

Expenses:
General and administrative-
Accounting and audit fees	13,750	3,500	17,250
Consulting	3,007	1,000	4,007
Executive compensation	2,400	1,200	3,600
Filing	4,275	-	4,275
Organization costs	-	838	838
Other	14,565	2,303	16,868
Salaries and wages	4,305	-	4,305
Transfer agent	12,605	-	12,605
Total operating expenses	54,907	8,841	63,748
(Loss) from Operations	(32,577)	(6,202)	(38,779)

Provision for income taxes	-	-	-
Net (Loss)	$ (32,577)	$ (6,202)	$ (38,779)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,707,096	2,673,950

The accompanying notes to financial statements are

an integral part of these statements

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2009)
THROUGH MARCH 31, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - April 8, 2009	-	$ -	$ -	$ -	$ -

Common stock issued for cash	6,200,000	6,200	-	-	6,200
Net (loss) for the period	-	-	-	(6,202)	(6,202)
Balance -March 31, 2010	6,200,000	6,200	-	(6,202)	(2)

Common stock issued for cash	3,530,000	3,530	31,770	-	35,300
Net (loss) for the year	-	-	-	(32,577)	(32,577)
Balance -March 31, 2011	9,730,000	$ 9,730	$ 31,770	$ (38,779)	$ 2,721

The accompanying notes to financial statements are

an integral part of these statements

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For The Period	For The Period
		From	From
	Year	April 8, 2009	April 8, 2009
	Ended	(Inception) to	(Inception) Through
	March 31,	March 31,	March 31,
	2011	2010	2011

Operating Activities:
Net (loss)	$ (32,577)	$ (6,202)	$ (38,779)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	(3,150)	-	(3,150)
Accounts payable and accrued liabilities	8,219	2,734	10,953
Payroll taxes payable	1,090	-	1,090
Net Cash (Used in) Operating Activities	(26,418)	(3,468)	(29,886)

Financing Activities:
Proceeds form issuance of common stock	35,300	6,200	41,500
Loan from Director and stockholder	2,400	1,200	3,600
Net Cash Provided by Financing Activities	37,700	7,400	45,100

Net Increase in Cash	11,282	3,932	15,214

Cash - Beginning of Period	3,932	-	-

Cash - End of Period	$ 15,214	$ 3,932	$ 15,214

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are

an integral part of these statements.

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the year ended March 31, 2011 and 2010.

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

MARCH 31, 2011 AND 2010

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Greenhouse Solutions could realize in a current market exchange.  As of March 31, 2011 and 2010 the carrying value of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

  Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

   Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” which was adopted effective January 1, 2002.  Under SFAS No. 144, now encompassed under ASC 350, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. For the year ended March 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Advertising and Promotion

The Company expenses all advertising and promotion costs as incurred. The Company did not incur advertising and promotion costs for the years ended March 31, 2011 and 2010.

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

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

During the period from April 8, 2009, through March 31, 2011, the Company was organized and incorporated, and conducted a capital formation activity to raise $6,200 through a stock subscription agreement. During the year ended March 31, 2011, the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission was declared effective. The Company has sold 3,530,000 common shares at $0.010 per share for total proceeds of $35,300 pursuant to this Registration Statement.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of March 31, 2011, the Company had a working capital of $2,721.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

  3.     Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.  No other class of stock is authorized.

During the period from inception (April 8, 2009) to March 31, 2011, the Company issued:

a)         6,200,000 shares of common stock at $0.001 per share to its Directors and officers for total  proceeds of $6,200: and

b)          3,530,000 shares of common stock at $0.010 per share for total proceeds of $35,300.

As of March 31, 2011, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

   4.          Income Taxes

The provision (benefit) for income taxes for the year ended March 31, 2011, and for the period ended March 31, 2010, was as follows: (assuming a 15% effective tax rate)

Period Form
	Year	April 8, 2009
	Ended	(Inception) to
	March 31,	March 31,
	2011	2010

Current Tax Provision:
Federal and state-
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$ 5,817	$ 930
Change in valuation allowance	(5,817)	(930)
Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of March 31, 2011 and 2010, as follows:

GREENHOUSE SOLUTIONS INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

	March 31,	March 31,
	2011	2010

Loss carryforwards	$ 5,817	$ 930
Less - Valuation allowance	(5,817)	(930)

Total net deferred tax assets	$ -	$ -

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $38,779 as of March 31, 2011, which may be available to reduce future year’s taxable income.

These carryforwards will expire, if not utilized, commencing in 2030.  Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

5.     Related Party Transactions

The President of the Company provides management services to the Company. During the year ended March 31, 2011, management services of $2,400 (March 31, 2010: $1,200) were charged to operations.

As of March 31, 2011, the Company owed to Directors of the Company $3,600 (March 31, 2010: $1,200) for management fees. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

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

MARCH 31, 2011 AND 2010

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

MARCH 31, 2011 AND 2010

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

MARCH 31, 2011 AND 2010

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

MARCH 31, 2011 AND 2010

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2011 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Michael Grischenko	President, Chief Executive Officer, and Director
Natalya Lastovka	Chief Financial Officer, Secretary, Treasurer and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Mr. Michael Grischenko has served as our President and Chief Executive Officer and a member of the Board of Directors since April 2009. Mr. Grischenko graduated from the Moscow State Technical University with a degree in mechanical engineering. From 1985 to 1994 Mr. Grischenko had worked in research, engineering and manufacturing positions for Rostmax Inc., where he has been responsible for developing and transferring to manufacturing, several processes and products.  From 1994 to present Mr. Grischenko has owned, grown, and operated Landscapes Unlimited, Corp. This corporation provides a wide variety of landscaping services including computer imagery, landscape construction & design, and maintenance of commercial properties.

Ms. Natalya Lastovka has been our Director and a member of the Board of Directors since April 2009. Ms. Lastovka graduated from the Russian State Agricultural University with Degree in Horticulture. From 1992 to 2005, Ms. Lastovka has worked as a Greenhouse Manager for OOO Borem. Since 2005 to present Ms. Lastovka owns and operates her own Flower Wholesale business Grinland Inc.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Michael Grischenko Natalya Lastovka	1(1) 1(1)	1 1	Nil Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Item 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Compensation of Officers

Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2011 and 2010 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Grischenko* Chief Executive Officer, President	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	2,400 1,200	2,400 1,200
Natalya Lastovka Chief Financial Officer, Treasurer & Secretary	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

*   Mr. Grischenko receives compensation of $200 monthly commencing in October 2009.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2011 and 2010.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the 2011 and 2010 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of March 31, 2011.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael Grischenko Chief Executive Officer, President	—	—	—	$—	—	—	—	—	—
Natalya Lastovka Chief Financial Officer, Treasurer & Secretary	—	—	—	$—	—	—	—	—	—

Option Exercises and Stock Vested

There were no options exercised or stock vested during the year ended March 31, 2011.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2011, there were 9,730,000 shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%
Common	Michael Grischenko CEO, President	3,200,000	32.89
Common	Natalya Lastovka CFO, Treasurer & Secretary	3,000,000	30.83
Common	All executive officers and directors as a group (2 persons)	6,200,000	63.72

(1)     Applicable percentage of ownership is based on 9,730,000 shares of common stock outstanding on March 31, 2011.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The President of the Company provides management services to the Company. During the year ended March 31, 2011, management fees of $2,400 (March 31, 2010: $1,200) were charged to operations.

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Michael Grischenko, is also our chief executive officer, and our director, Natalya Lastovka, is also our chief financial officer. As a result, we do not have any independent directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended March 31, 2011, and 2010, we engaged Ronald R. Chadwick P.C., as our independent auditors.  For the years ended March 31, 2011, and 2010, we incurred fees as discussed below:

	Fiscal Year Ended
	March 31, 2011	March 31, 2010

Audit fees	$3,250	3,250
Audit – related fees	Nil	Nil
Tax fees	500	500
All other fees	4,500	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT

NUMBER            DESCRIPTION

3.1	Articles of Incorporation filed with the Nevada Secretary of State on April 8, 2009. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2010.

3.2	Bylaws filed with the Nevada Secretary of State on April 8, 2009. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the May 13, 2011.

GREENHOUSE SOLUTIONS INC.

By:	/s/ Michael Grischenko
Michael Grischenko
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Greenhouse Solutions Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Grischenko	President, CEO and Director	May 13, 2011
Michael Grischenko
/s/ Natalya Lastovka	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	May 13, 2011
Natalya Lastovka