Form 10-Q
period 2011-06-30
Greenhouse Solutions Inc.
filed 2011-08-11
CIK 1491525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-167655

GREENHOUSE SOLUTIONS INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2094634
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Research Dr., Suite 402, Shelton, Connecticut	06484
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2011
Common Stock, $.001 par value	9,730,000

GREENHOUSE SOLUTIONS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
(Unaudited)

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2011	2011

ASSETS
Current Assets:
Cash	$20,229	$15,214
Prepaid expenses	3,150	3,150
	23,379	18,364

Total Assets	$23,379	$18,364

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,935	$10,953
Due to related party	10,978	3,600
Payroll taxes payable	1,098	1,090
Loan payable	30,121	-
Total current liabilities	45,132	15,643
Total liabilities	45,132	15,643

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 9,730,000 issued and outstanding	9,730	9,730
Additional paid-in capital	31,770	31,770
(Deficit) accumulated during the development stage	(63,253)	(38,779)

Total stockholders' equity (deficit)	(21,753)	2,721

Total Liabilities and Stockholder's Equity	$23,379	$18,364

The accompanying notes to financial statements are
an integral part of these balance sheets

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For The Period
			From
	Three Months	Three Months	April 8, 2009
	Ended	Ended	(Inception) Through
	June 30,	June 30,	June 30,
	2011	2010	2011

Revenues, net	$-	$-	$40,034

Cost of Revenues	-	-	15,065

Gross Profit	-	-	24,969

Expenses:
General and administrative-
Accounting and audit fees	4,325	4,750	21,575
Consulting	-	-	4,007
Executive compensation	600	600	4,200
Filing	-	-	4,275
Organization costs	-	-	838
Other	1,074	2,418	17,942
Salaries and wages	12,875	-	17,180
Transfer agent	5,600	-	18,205

Total operating expenses	24,474	7,768	88,222

(Loss) from Operations	(24,474)	(7,768)	(63,253)
	-	-	-
Provision for income taxes	-	-	-

Net (Loss)	$(24,474)	$(7,768)	$(63,253)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$-	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	9,730,000	6,200,000

The accompanying notes to financial statements are
an integral part of these statements

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2009)
THROUGH JUNE 30 , 2011
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance - April 8, 2009	-	$-	$-	$-	$-

Common stock issued for cash	6,200,000	6,200	-	-	6,200

Net (loss) for the period	-	-	-	(6,202)	(6,202)

Balance -March 31, 2010	6,200,000	6,200	-	(6,202)	(2)

Common stock issued for cash	3,530,000	3,530	31,770	-	35,300

Net (loss) for the year	-	-	-	(32,577)	(32,577)

Balance -March 31, 2011	9,730,000	9,730	31,770	(38,779)	2,721

Net (loss) for the period	-	-	-	(24,474)	(24,474)

Balance -June 30, 2011	9,730,000	9,730	31,770	(63,253)	(21,753)

The accompanying notes to financial statements are
an integral part of these statements

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For The Period
			From
	Three Months	Three Months	April 8, 2009
	Ended	Ended	(Inception) Through
	June 30,	June 30,	June 30,
	2011	2010	2011

Operating Activities:
Net (loss)	$(24,474)	$(7,768)	$(63,253)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in Current Assets and Liabilities-
Prepaid expenses	-	-	(3,150)
Accounts payable and accrued liabilities	(8,018)	3,735	2,935
Payroll taxes payable	8	-	1,098

Net Cash (Used in) Operating Activities	(32,484)	(4,033)	(62,370)

Financing Activities:
Proceeds form issuance of common stock	-	-	41,500
Loan payable	30,121	-	30,121
Loan from Director and stockholder	7,378	600	10,978

Net Cash Provided by Financing Activities	37,499	600	82,599

Net Increase in Cash	5,015	(3,433)	20,229

Cash - Beginning of Period	15,214	3,932	-

Cash - End of Period	$20,229	$499	$20,229

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

GREENHOUSE SOLUTIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Greenhouse Solutions Inc. (the “Company” or “Greenhouse Solutions”) is a Nevada corporation in the development stage. The Company was incorporated under the laws of the State of Nevada on April 8, 2009.  The Company is involved in sale and distribution of urban gardening products and greenhouses on the North American market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2011 and notes thereto which were filed with the Securities and Exchange Commission on May 16, 2011.

Principle of Consolidation

The Company's consolidated financial statements include the accounts of Greenhouse Solutions Inc., an Ontario, Canada, based company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amount of revenue, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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
JUNE 30, 2011 AND 2010
(Unaudited)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended June 30, 2011 and 2010.

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

GREENHOUSE SOLUTIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(Unaudited)

Fair value of financial instruments measured on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid rent, accounts payable, accrued expenses, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

GREENHOUSE SOLUTIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(Unaudited)

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

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

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(Unaudited)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of office equipment; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06 which amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which were effective for reporting periods beginning after December 15, 2010. The guidance became effective for us on April 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(Unaudited)

In December 2010, the FASB issued Accounting Standards Update (ASU) 2010-28: Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350).  The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011 with early adoption not permitted.  Adoption of this update had no impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29: Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805).  The amendments to the Codification in this ASU apply to any public entity that enters into business combination that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. Adoption of this update had no impact on our financial statements.

In June 2011, the FASB issued ASU Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments to the Codification in this ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $63,253 at June 30, 2011, a net loss of $24,474 and net cash used in operating activities of $32,484 for the interim period then ended, respectively.

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(Unaudited)

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from stockholder

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the three months ended June 30, 2011, the President of the Company advanced $6,778 in aggregate to the Company and the Company did not make any repayment toward these advances as of June 30, 2011.

Consulting services from President

The President of the Company provides management consulting services to the Company. During the three months ended June 30, 2011, management consulting services of $600 (June 30, 2010: $600) were charged to operations.

As of June 30, 2011, the Company owed to Directors of the Company $4,200 (March 31, 2011: $3,600) for management consulting fees. Such amounts are unsecured, non-interest bearing, and have no terms for repayment.

NOTE 4 – LOAN PAYABLE

The loan payable is payable on demand, unsecured, bears interest at 4.75% per annum and consists of $30,000 of principal, and $121 of accrued interest payable.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.  No other class of stock is authorized.

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(Unaudited)

During the period from inception (April 8, 2009) to March 31, 2011, the Company issued:

a)	6,200,000 shares of common stock at $0.001 per share to its Directors and officers for total proceeds of $6,200: and
b)	3,530,000 shares of common stock at $0.010 per share for total proceeds of $35,300.

As of June 30, 2011, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

As of June 30, 2011 we have generated $40,034 in revenues, and have incurred $63,253 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to June 30, 2011.

Currently we generate revenues from sales of greenhouses and consulting services. In addition we plan to generate revenues from sales of urban gardening kits, our own line of products. The urban gardening line of products will be targeted to the recreational gardener with limited square footage available for the growing area. We started development of the urban gardening kits to be sold under our trademark “Greenhouse Life ™”.

We are a development stage company and we do not expect to generate revenue for the next 12 months which would be sufficient to sustain our operations.  Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities.  Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (April 8, 2009) to March 31, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended June 30, 2011 compared to the three months  ended June 30, 2010

During the three months ended June 30, 2011 and 2010 we have generated no revenues and incurred total operating expenses in the amount of $24,474 and $7,768 concurrently. The increase was primarily attributable to increases in payroll expenses of $12,875 and transfer agent fees of $5,600.Theses increases were offset by the decreases in accounting and audit fees of $425 and in other general and administrative expenses of $1,344.

The major components of our expenses for the three months ended June 30, 2011, and 2010 are outlined in the table below:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Accounting and audit fees	$4,325	$4,750
Executive compensation	600	600
Other	1,074	2,418
Salaries and wages	12,875	-
Transfer agent	5,600	-
	$24,474	$7,768

We plan to continue sales and distribution of greenhouses and other gardening products. We started the development of the urban gardening kits under our trademark “Greenhouse Life ™”. Our Greenhouse Life Urban Gardening Kits can be used to grow vegetables, fruits and herbs in very small spaces. They are suitable for use on balconies, patios and small backyards. The kits are currently in development and will include three sizes:

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

Liquidity and Capital Resources

We have incurred $63,253 in operating losses since inception. As of June 30, 2011, we had $20,229 in cash, $3,150   in prepaid expenses compared to $15,214 in cash and $3,150 in prepaid expenses at March 31, 2011.  As of June 30, 2011, we had a working capital deficiency of $(21,753), compared to a working capital of $2,721 as of March 31, 2011.

Net cash used in operating activities for the three months ended June 30, 2011 was $32,484, compared with net cash used in operating activities of $4,033 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. No cash was used in investing activities during the three months ended June 30, 2011 and 2010. Net cash provided by financing activities for the three months ended June 30, 2011 was $37,499 and consisted of loan from a third party of $30,000 (principal) and $121 of accrued interest and loans from directors of $7,378.  Net cash provided by financing activities for the period ended June 30, 2010 consisted of a loan from director of $600.

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

See Note 2 to the Financial Statements.

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

ITEM 4. REMOVED AND RESERVED

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

August 10, 2011

GREENHOUSE SOLUTIONS INC.

By:	/s/ Michael Grischenko
Michael Grischenko
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Greenhouse Solutions Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael Grischenko	President, CEO and Director	August 10, 2011
Michael Grischenko

/s/Natalya Lastovka	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	August 10, 2011
Natalya Lastovka