Form 10-Q
period 2011-09-30
Greenhouse Solutions Inc.
filed 2011-11-21
CIK 1491525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of November 11, 2011
Common Stock, $.001 par value	7,230,000

GREENHOUSE SOLUTIONS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENHOUSE SOLUTIONS INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

GREENHOUSE SOLUTIONS INC.
(An Development Stage Company)
Unaudited Interim Condensed Balance sheets

ASSETS	September 30, 2011	March 31, 2011

Current assets:
Cash and cash equivalents	$1	$15,214
Prepaid expense	-	3,150
Total current assets	$1	$18,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,165	$10,953
Due to related-party	9,103	3,600
Payroll taxes payable	-	1,090
Total current liabilities	11,268	15,643

Stockholders' equity
Common stock; $.001 par value, 75,000,000 shares authorized;
7,230,000 and 9,730,000 shares issued and outstanding
at September 30, 2011 and March 31, 2011, respectively	7,230	9,730
Additional paid-in-capital	34,270	31,770
Deficit accumulated during development stage	(52,767)	(38,779)
Total stockholders' equity (deficit)	(11,267)	2,721

Total liabilities and stockholders' equity (deficit)	$1	$18,364

The accompanying notes are an integral part of the financial statements

GREENHOUSE SOLUTIONS INC.
(An Development Stage Company)
Unaudited Interim Condensed Statements of Operations

					April 8, 2009
	For the three	For the three	For the six	For the six	(Inception)
	months ended	months ended	months ended	months ended	through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$6,550	$-	$6,550	$40,034
Cost of revenues	-	3,850	-	3,850	15,065
Gross profit	-	2,700	-	2,700	24,969

Expenses
General and administrative
Accounting and audit fees	6,500	3,000	10,825	7,750	28,075
Advertising and marketing	4,509	-	4,509	-	4,509
Consulting	-	-	-	1,200	4,007
Executive compensations	-	600	600		4,200
Filing	3,428	4,175	3,428	4,175	7,703
Organizational cost	-	-	-	-	838
Other	125	1,487	701	3,905	17,569
Salaries and wages	-	-	-	-	4,305
Transfer agent	615	-	6,215	-	18,820
Total expenses	15,177	9,262	26,278	17,030	90,026
Loss from operations	(15,177)	(6,562)	(26,278)	(14,330)	(65,057)

Other income (expense)
Other income	-	-	-	-	-
Interest expense	-	-	-	-	-
Loss from continued operations before income taxes	(15,177)	(6,562)	(26,278)	(14,330)	(65,057)
Provision for income taxes	-	-	-	-	-
Loss from continued operations	(15,177)	(6,562)	(26,278)	(14,330)	(65,057)

Discontinued operations
Loss from operations of discontinued
wholly owned subsidiary	(10,367)	-	(23,741)	-	(23,741)
Gain from disposal of discontinued
wholly owned subsidiary	36,031	-	36,031	-	36,031
Income tax expense	-	-	-	-	-
Gain from discontinued operations	25,664	-	12,290	-	12,290

Net income (loss)	$10,487	$(6,562)	$(13,988)	$(14,330)	$(52,767)

Basic and diluted loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	7,230,000	6,200,000	7,230,000	6,200,000

The accompanying notes are an integral part of the financial statements

GREENHOUSE SOLUTIONS INC.
(An Development Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

			November 19, 2008
	For the six	For the six	(Inception)
	months ended	months ended	through
	September 30, 2011	September 30, 2010	September 30, 2011

Operating activities:
Net loss	$(13,988)	$(14,330)	$(52,767)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	-	-
Gain from discontinued operations	(29,265)	-	(29,265)
Expenses paid by shareholder/officer	9,103	-	9,103
Changes in operating assets and liabilities:			-
Decrease (increase) in accounts receivable		(6,550)	-
Decrease (increase) in prepaid expense	3,150	-	-
Increase (decrease) in accounts payable & accrued liabilities	(1,203)	15,969	9,750
Increase (decrease) in payroll taxes payable	(7)	-	1,083
Net cash (used in) operating activities	(32,210)	(4,911)	(62,096)

Cash flows from investing activities:
Cash paid from disposal of discountued operation	(9,801)	-	(9,801)
Net cash (used in) investing activities	(9,801)	-	(9,801)

Financing activities:
Loan from director and stockholder	(3,600)	1,200	-
Loan distingushed from disposal of discontinued operations	30,398	-	30,398
Proceeds from issuance of common stock	-	-	41,500
Net cash provided by financing activities	26,798	1,200	71,898

Increase (decrease) in cash and cash equivalents
from operating, investing and financing activities	(15,213)	(3,711)	1

Cash and cash equivalents, beginning of period	15,214	3,932	-
Cash and cash equivalents, end of period	$1	$221	$1

The accompanying notes are an integral part of the financial statements

GREENHOUSE SOLUTIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2011 and notes thereto which were filed with the Securities and Exchange Commission on May 16, 2011.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amount of revenue, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended September 30, 2011 and 2010.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  Greenhouse Solutions establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

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

The impairment charges, if any, is included in operating expenses in the accompanying statements of income and comprehensive income (loss).

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

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

Recently issued accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $52,767 through September 30, 2011, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from stockholder

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the three months ended September 30, 2011, the President of the Company advanced $9,103 in aggregate to the Company and the Company did not make any repayment toward these advances as of September 30, 2011.

NOTE 5 – SALE OF DISCOUNTINUED OPERATIONS

On September 9, 2011, the Company entered into an agreement with 1850261 Ontario, Inc. (“BUYER”), a note holder, to sell 100% of the interest in Greenhouse Solutions, Inc., a wholly owned subsidiary incorporated under the laws of Province of Ontario, Canada of the Company the BUYER, in consideration for cash payment of $1 and other good and valuable consideration in hand received. The BUYER accepts $10,979 in liabilities from the Company, as well the right to collect $3,150 of prepaid expense from a third party.  The gain recorded from the disposal of the subsidiary is $29,265, net of asset minus liabilities

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On September 12, 2011, a shareholder of the Company returned 2,500,000 restricted shares of common stock to treasury and the shares were cancelled by the Company.  The shares were returned to treasury for no consideration to the shareholder. Following the cancellation the Company now has 7,230,000 shares of common stock outstanding.

As of September 30, 2011, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

NOTE 7 – SUBSEQUENT EVENTS

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

Plan of Operation

The Company was incorporated under the laws of the State of Nevada on April 8, 2009.  The Company was involved in the sale and distribution of gardening products and greenhouses in the North American market.  On September 2, 2009 we incorporated a wholly owned (ownership interest – 100%) subsidiary Greenhouse Solutions Inc. an Ontario, Canada, based company to facilitate our operations and  cross border goods transfer to and from Canada. In addition we expect to reduce our exposure to foreign currency exchange fluctuation between US and Canadian dollars that could adversely impact our operations. We conduct our operations in Canada through our Canadian subsidiary and our operations in USA through our parent corporation, Greenhouse Solutions Inc. (USA). References in this Report to “Greenhouse Solutions” refer to Greenhouse Solutions Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Operations of our subsidiary were discontinued and sold on September 9, 2011.

As of September 30, 2011 we have generated $40,034 in revenues, and have incurred $65,057 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to September 30, 2011.

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

Results of Operations

For the three months ended September 30, 2011 compared to the three months  ended September 30, 2010

During the three months ended September 30, 2011 and 2010 we have generated no revenues and incurred total operating expenses in the amount of $15,177 and $9,262 for the same period. The increase was primarily attributable to increases in accounting and audit expenses and advertising and marketing expenses.

During the three months ended September 30, 2011 the company realized a net income of $10,487 compared to a net loss of $6,562 for the same period in 2010. The net gain resulted from the sale of the discontinued operations of the company’s subsidiary.

We do not own, either legally or beneficially, any patents or trademarks. We had applied for a U.S. trademark for “Greenhouse Life” with the U.S. Trademark and Patent Office (U.S.P.T.O.) on August 23, 2010. The serial number for the application is 85113305. We had applied for a trademark in an international class 006 (Metal greenhouse frames; Metal greenhouses; Transportable greenhouses of metal for household use) and international class 019 (Modular greenhouses not of metal; Non-metal greenhouse frames; Pre-fabricated greenhouses not of metal).  On July 8 2011 we abandoned the trademark application.

Liquidity and Capital Resources

We have incurred $65,057 in operating losses since inception. As of September 30, 2011, we had $1 in cash and no prepaid expenses compared to $15,214 in cash and $3,150 in prepaid expenses at March 31, 2011.  As of September 30, 2011, we had a working capital deficiency of $(11,262), compared to a working capital of $2,721 as of March 31, 2011.

Net cash used in operating activities for the three months ended September 30, 2011 was $32,210, compared with net cash used in operating activities of $4,911 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses.

The Company must raise additional funds in order to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange
Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.                                                      Description

3.1           Articles of Incorporation (i)
3.2           Bylaws (i)
31.1         Section 302 Certification of George Dory - Director, Chief  Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *
32.1         Section 906 Certification of George Dory - Director, Chief  Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

*filed herewith

(i) Incorporated by reference to the Form S-1 registration statement filed on June 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 21, 2011

GREENHOUSE SOLUTIONS INC.

By:	/s/ George Dory
George Dory
President, Chief Executive Officer (Principal Executive Officer) and Director