Form 10-Q
period 2011-12-31
Greenhouse Solutions Inc.
filed 2012-02-07
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 31, 2012
Common Stock, $.001 par value	7,230,000

GREENHOUSE SOLUTIONS INC.

2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(Unaudited)

F-1

GREENHOUSE SOLUTIONS INC.

(An Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2011

GREENHOUSE SOLUTIONS INC.

(An Development Stage Company)

Unaudited Interim Condensed Balance sheets

	December 31, 2011	March 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$1	$15,214
Prepaid expense	-	3,150
Total current assets	$1	$18,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,568	$10,953
Due to related-party	16,039	3,600
Payroll taxes payable	-	1,090
Total current liabilities	18,607	15,643

Stockholders' equity
Common stock; $.001 par value, 75,000,000 shares authorized; 7,230,000 and 9,730,000 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	7,230	9,730
Additional paid-in-capital	34,270	31,770
Deficit accumulated during development stage	(60,106)	(38,779)
Total stockholders' equity (deficit)	(18,606)	2,721

Total liabilities and stockholders' equity (deficit)	$1	$18,364

The accompanying notes are an integral part of the financial statements

GREENHOUSE SOLUTIONS INC.

(An Development Stage Company)

Unaudited Interim Condensed Statements of Operations

					April 8, 2009
	For the three	For the three	For the nine	For the nine	(Inception)
	months ended	months ended	months ended	months ended	through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$-	$6,900	$-	$13,450	$40,034
Cost of revenues	-	4,100	-	7,950	15,065
Gross profit	-	2,800	-	5,500	24,969

Expenses
General and administrative
Accounting and audit fees	4,100	3,000	14,925	10,750	32,175
Advertising and marketing	-	-	4,509	-	4,509
Consulting	-	3,007	-	3,007	4,007
Executive compensations	-	600	600	1,800	4,200
Filing	2,345	100	5,773	4,275	10,048
Organizational cost	-	-	-	-	838
Other	130	2,454	831	6,359	17,699
Salaries and wages	-	-	-	-	4,305
Transfer agent	764	12,005	6,979	12,005	19,584
Total expenses	7,339	21,166	33,617	38,196	97,365
Loss from operations	(7,339)	(18,366)	(33,617)	(32,696)	(72,396)

Other income (expense)
Other income	-	-	-	-	-
Interest expense	-	-	-	-	-
Loss from continued operations before income taxes	(7,339)	(18,366)	(33,617)	(32,696)	(72,396)
Provision for income taxes	-	-	-	-	-
Loss from continued operations	(7,339)	(18,366)	(33,617)	(32,696)	(72,396)

Discontinued operations
Loss from operations of discontinued wholly owned subsidiary	-	-	(23,741)	-	(23,741)
Gain from disposal of discontinued wholly owned subsidiary	-	-	36,031	-	36,031
Income tax expense	-	-	-	-	-
Gain from discontinued operations	-	-	12,290	-	12,290

Net income (loss)	$(7,339)	$(18,366)	$(21,327)	$(32,696)	$(60,106)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	7,230,000	8,725,978	7,230,000	7,045,055

The accompanying notes are an integral part of the financial statements

GREENHOUSE SOLUTIONS INC.

(An Development Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			November 19, 2008
	For the nine	For the nine	(Inception)
	months ended	months ended	through
	December 31, 2011	December 31, 2010	December 31, 2011

Operating activities:
Net loss	$(21,327)	$(32,696)	$(60,106)
Adjustments to rec oncile net loss to net cash used in operating activities:
Stock issued for services	-	-	-
Gain from discontinued operations	(29,265)	-	(29,265)
Expenses paid by shareholder/officer	16,039	-	16,039
Changes in operating assets and liabilities:			-
Decrease (increase) in accounts receivable		(2,320)	-
Decrease (increase) in prepaid expense	3,150	(5,000)	-
Increase (decrease) in accounts payable & accrued liabilities	(800)	3,658	10,153
Increase (decrease) in payroll taxes payable	(7)	-	1,083
Net cash (used in) operating activities	(32,210)	(36,358)	(62,096)

Cash flows from investing activities:
Cash paid from disposal of discontinued operation	(9,801)	-	(9,801)
Net cash (used in) investing activities	(9,801)	-	(9,801)

Financing activities:
Loan from director and stockholder	(3,600)	1,800	-
Loan distinguished from disposal of discontinued operations	30,398	35,300	30,398
Proceeds from issuance of common stock	-	-	41,500
Net cash provided by financing activities	26,798	37,100	71,898

Increase (decrease) in cash and cash equivalents from operating, investing and financing activities	(15,213)	742	1

Cash and cash equivalents, beginning of period	15,214	3,932	-
Cash and cash equivalents, end of period	$1	$4,674	$1

The accompanying notes are an integral part of the financial statements

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 AND 2010

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

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 AND 2010

(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended December 31, 2011 and 2010.

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

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 AND 2010

(Unaudited)

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

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 AND 2010

(Unaudited)

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

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 AND 2010

(Unaudited)

Recently issued accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $60,106 through December 31, 2011, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from stockholder

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the three months ended December 31, 2011, the President of the Company advanced $16,039 in aggregate to the Company and the Company did not make any repayment toward these advances as of December 31, 2011.

NOTE 4 – Sale of discountinued operations

On September 9, 2011, the Company entered into an agreement with 1850261 Ontario, Inc. (“BUYER”), a noteholder, to sell 100% of the interest in Greenhouse Solutions, Inc., a wholly owned subsidiary incorporated under the laws of Province of Ontario, Canada of the Company the BUYER, in consideration for cash payment of $1 and other good and valuable consideration in hand received. The BUYER accepts $10,979 in liabilities from the Company, as well the right to collect $3,150 of prepaid expense from a third party. The gain recorded from the disposal of the subsidiary is $29,265, net of asset minus liabilities

GREENHOUSE SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011 AND 2010

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of December 31, 2011, the Company had not issued any shares, granted any stock options, or recorded any share-based compensation.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

The Company was incorporated under the laws of the State of Nevada on April 8, 2009.  The Company was involved in the sale and distribution of gardening products and greenhouses in the North American market.  On September 2, 2009 we incorporated a wholly owned (ownership interest – 100%) subsidiary Greenhouse Solutions Inc. an Ontario, Canada, based company to facilitate our operations and  cross border goods transfer to and from Canada. We did conduct our operations in Canada through our Canadian subsidiary and our operations in USA through our parent corporation, Greenhouse Solutions Inc. (USA). References in this Report to “Greenhouse Solutions” refer to Greenhouse Solutions Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Operations of our subsidiary were discontinued and sold on September 9, 2011.

As of December 31, 2011 we have generated no revenues, and have incurred $72,396 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to December 31, 2011.

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

3

Results of Operations

For the three months ended December 31, 2011 compared to the three months  ended December 31, 2010

During the three months ended December 31, 2011 and 2010 we had generated none and $6,900 in revenues and incurred total operating expenses in the amount of $7,339 and $21,166 for the same period. The decrease was primarily attributable to decreases in consulting, transfer agent and other expenses.

During the three months ended December 31, 2011 the company realized a net loss of $7,339 compared to a net loss of $18,366 for the same period in 2010.

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

Liquidity and Capital Resources

We have incurred $72,396 in operating losses since inception. As of December 31, 2011, we had $1 in cash and no prepaid expenses compared to $15,214 in cash and $3,150 in prepaid expenses at March 31, 2011.  As of December 31, 2011, we had a working capital deficiency of $18,606, compared to a working capital of $2,721 as of March 31, 2011.

Net cash used in operating activities for the nine months ended December 31, 2011 was $32,210, compared with net cash used in operating activities of $36,358 for the prior year period.

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

4

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

5

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

February 6, 2012

GREENHOUSE SOLUTIONS INC.

By:	/s/ George Dory
George Dory
President, Chief Executive Officer (Principal Executive Officer) and Director

6