Form 10-K
period 2012-03-31
Greenhouse Solutions Inc.
filed 2012-07-16
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

000-54759

Commission file number

Greenhouse Solutions Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2094634
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4 Research Dr., Suite 402, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203) 242-3065

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Company’s common shares of voting stock held by non-affiliates of the Company at March 31, 2012, computed by reference to the $0.010 Registration Statement per-share price was $35,300.

As of July 14, 2012 there were 7,230,000 common shares par value $0.001 issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•	risks related to our international operations and currency exchange fluctuations; and

•	other risks and uncertainties related to our business plan and business strategy.

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

Item 1. Business.

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

Types

There are four main types of greenhouse building styles: free standing, lean-to, window mount and even span. A freestanding greenhouse is a standalone building. Size and shape can vary, but it has the most exposure, with all four sides made from the chosen greenhouse material. Lean-tos are a good option for homeowners with limited back yard space. They offer a "half" green house; one side from the center attaches to an existing structure—a side of a house or garage —and the other is a traditional greenhouse structure. For homeowners with a great deal of property but restrictions on freestanding buildings, an even span greenhouse is a good option. An even-span is a full-size structure that has one end attached to another building. It is usually the largest and most costly option, but it provides more usable space and can be lengthened. A window mounted greenhouse can be used in a house or apartment setting. It is an elongated window that extends outward from the house a foot or so and can contain two or three shelves that can be used for growing plants.

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

Item 1A. Risk Factors.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not hold ownership or leasehold interest in any property.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Pink Sheets. Our common stock has been quoted on the Pink Sheets since November 24, 2010, under the symbol “GRSU”.  Because we are quoted on the Pink Sheets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal 2012	High	Low
First Quarter	$.25	$1.35
Second Quarter	$.25	$1.35
Third Quarter	$.25	$1.35
Fourth Quarter	$.25	$1.35

Fiscal 2011	High	Low

Third Quarter	0.00	0.00

Fourth Quarter	0.15	0.00

Holders.

As of June 14, 2012, there are 30 record holders of 7,230,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2012, we had an accumulated deficit totaling $69,503. This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the year ended March 31, 2012 and 2011, we had $0 revenues as compared to revenues of $34,270 for the year ended March 31, 2011. Our operating expenses are $43,014 as compared to operating expenses of $50,221 for the year ended March 31, 2011. Operating expenses for the year ended March 31, 2012 consisted primarily of Accounting and audit fees totaling $19,846, advertising and marketing expense of $4,509, SEC filing fees of $8,742 and transfer agent fees totaling $7179 as compared to Accounting and audit fees totaling $13,750, advertising and marketing expense of $Nil, SEC filing fees of $4,275 and transfer agent fees totaling $4,275 for the year ended March 31, 2011. For the year ended March 31, 2012, we incurred a net loss of $43,014 as compared to a net loss of $32,577 for the year ended March 31, 2011.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred a net operating loss of $69,503 though the year ended March 31, 2012 and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $1 and other current assets of $Nil as compared to cash of $15,214 and other current assets of $3,150 for the year ended March 31, 2011. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

(Audited)

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Greenhouse Solutions Inc.

Shelton, Connecticut

I have audited the accompanying consolidated balance sheet of Greenhouse Solutions Inc. (a development stage company) as of March 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for the years the ended, and for the period from April 8, 2009 (inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenhouse Solutions Inc. as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years the ended, and for the period from April 8, 2009 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
July 12, 2012	RONALD R. CHADWICK, P.C.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2012	March 31, 2011
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1	$15,214
Other current assets	-	3,150

TOTAL ASSETS	$1	$18,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,965	$10,953
Due to related parties (Note 3)	26,039	3,600
Payroll taxes payable	-	1,090

TOTAL CURRENT LIABILITIES	28,004	15,643

GOING CONCERN (Note 2)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 5)
Common stock, 75,000,000 shares authorized with $0.001 par value Issued and outstanding
7,230,000 common shares (March 31, 2011 –9,730,000)	7,230	9,730
Additional paid-in-capital	34,270	31,770
Deficit accumulated during development stage	(69,503)	(38,779)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(28,003)	2,721

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY (DEFICIT)	$1	$18,364

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended March 31, 2012	Year ended March 31, 2011	April 8, 2009 (inception) to March 31, 2012
	(Audited)	(Audited)	(Audited)

REVENUES	$-	$34,270	40,034
Cost of revenues	-	11,940	15,065

GROSS PROFIT	-	22,330	24,969

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting and audit fees	$19,846	$13,750	$37,096
Advertising and marketing	4,509	-	4,509
Consulting	-	3,007	4,007
Executive compensation	-	2,400	4,200
Filing	8,742	4,275	13,017
Organizational cost	-	-	838
Other	2,738	14,184	17,787
Transfer agent	7,179	12,605	19,784

TOTAL OPERATING EXPENSES	43,014	50,221	101,238

NET OPERATING LOSS	(43,014)	(27,891)	(76,269)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Interest expense	-	-	-
Loss from continued operations before income taxes	(43,014)	(27,891)	(76,269)
Provision for income taxes	-	-	-
LOSS FROM CONTINUED OPERATIONS	(43,014)	(27,891)	(76,269)

DISCONTINUED OPERATIONS
Loss from operations of discontinued wholly owned subsidiary, net of tax	(23,741)	(4,686)	(29,265)
Gain from disposal of discontinued wholly owned subsidiary, net of tax	36,031	-	36,031

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	12,290	(4,686)	6,766

NET LOSS FOR THE YEAR	$(30,724)	$(32,577)	$(69,503)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	8,476,575	7,707,096

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM APRIL 8, 2009 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Balance – April 8, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash	6,200,000	6,200	-	-	-	6,200

Net loss for the period	-	-	-	-	(6,202)	(6,202)

Balance – March 31, 2010	6,200,000	6,200	-	-	(6,202)	(2)

Common stock issued for cash	3,530,000	3,530	31,770	-	-	35,300

Net loss for the period	-	-	-	-	(32.577)	(32,577)

Balance – March 31, 2011	9,730,000	9,730	31,770	-	(38,779)	2,721

Shares cancelled – September 12, 2011	(2,500,000)	(2,500)	2,500	-	-	-

Net loss for the period	-	-	-	-	(30,724)	(30,724)

Balance, March 31, 2012	7,230,000	$7,230	$34,270	$-	$(69,503)	$(28,003)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended March 31, 2012	Year ended March 31, 2011	April 8, 2009 (Inception) to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(30,724)	$(32,577)	$(69,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	(5,523)	4,686	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	3,150	(3,150)	-
Increase (decrease) in accounts payable & accrued liabilities	(5,434)	5,004	1,965

NET CASH USED IN OPERATING ACTIVITIES	(38,531)	(26,037)	(67,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party company	16,093	(11,663)	-

NET CASH USED IN INVESTING ACTIVITIES	16,093	(11,663)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director and stockholder – related party	22,439	2,400	26,039
Proceeds from issuance of common stock	-	35,300	41,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,439	37,700	67,539

NET INCREASE IN CASH	1	-	1

CASH, BEGINNING	-	-	-

CASH, ENDING	$1	$-	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Greenhouse Solutions Inc. (the “Company” or “Greenhouse Solutions”) is a Nevada corporation in the development stage. The Company was incorporation under the laws of the State of Nevada on April 8, 2009. The Company is involved in the sale and distribution of urban gardening products and greenhouses on the North American Market.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalent.

Revenue Recognition

The Company is in the development stage and has realized minimal revenues from operations. The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. The incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the company offers the incentive.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

The Company maintains a valuation allowance with respect to deferred tax assets. Greenhouse Solutions establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operation for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

.Fair Value of Financial Instruments measured on a recurring basis

The Company follows paragraph 825-10-50-10 of FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accept in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the in inputs to valuation techniques used to measure fail value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other that quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid rent, accounts payable, accrued expenses, and payroll taxes payable approximated their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representation about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair valued of those assets. Fair valued is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Carrying Value, Recoverability and Impairment of Long-Lived Assets (continued)

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner of use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reported period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fail value of financial instruments; the carrying value and recoverability of long-lived assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Subsequent Events

The Company follows the guidance in Sections 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at March 31, 2012 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $69,503 though the year ended March 31, 2012 and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources of the Company by obtaining capital form management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplish any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary it the Company in unable to continue as a going concern.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-09 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the year ended March 31, 2012, the President of the Company advanced $26,039 in aggregate to the Company and the Company did not make any repayment toward these advances as of March 31, 2012.

NOTE 4 – SALE OF DISCOUNTINUED OPERATIONS

On September 9, 2011, the Company entered into an agreement with 1850261 Ontario, Inc. (“BUYER”), a note holder, to sell 100% of the interest in Greenhouse Solutions, Inc., a wholly owned subsidiary incorporated under the laws of the Province of Ontario, Canada. The Buyer, in consideration for cash payment of $1.00 and other good and valuable consideration in had received. The BUYER accepted $10,979 in liabilities from the Company, as well the right to collect $3,150 of prepaid expense from a third party. The gain recorded from the disposal of the subsidiary is $36,031, net of assets minus liabilities transferred.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share. No other class of stock is authorized.

During the period inception, (April 8, 2009) to March 31, 2012, the Company issued:

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

As of March 31, 2012, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	March 31, 2012	March 31, 2011

Net loss before income taxes per financial statements	$(30,724)	$(32,577)
Income tax rate	30%	30%
Income tax recovery	(9,217)	(9,773)
Non-deductible	—	-
Valuation allowance change	9,217	9,773

Provision for income taxes	$–	$–

The significant components of deferred income tax assets at March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Net operating loss carryforward	$69,503	$38,779
Valuation allowance	(69,503)	(38,779)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended March 31, 2012 and 2011.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were to reportable subsequent events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2012 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations Identification of Directors and Executive Officers

Name	Age	Term Served	Title
Michael Grischenko	61	Since Inception[1]	President, Chief Executive Officer, and Director
Natalya Lastovka	56	Since Inception[2]	Chief Financial Officer, Secretary, Treasurer and Director
George Dory	42	Since September 9, 2011	President and Director
			Principal Executive Officer
			Principal Financial Officer
			Principal Accounting Officer

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

From February 26, 2010 until August 29, 2011, Mr. Dory served as President and a Director of Tuffnell Ltd. From January to April 2009, he was the Finance Director for manufacturing with Alstom Power Systems. From November 2006 to March 2008, he was the Finance Operational Controller with Honeywell Technologies Sarl. From September 2005 to November 2006, he was the Financial Controller for Honeywell Hotechnikai Kft., and between 1999 and 2005, he was the Financial Director/Controller of Tyco Electronics Hungary Kft.

In 1982, Mr. Dory received his bachelors of business administration from Concordia University, and in 1985 he received his MBA from Concordia University.

Significant Employees

There are no family relationships among the Directors and Officers of Greenhouse Solutions Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

1 Resigned as Officer and Director September 9, 2011

2 Resigned as Officer and Director September 9, 2011

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Grischenko[1]	2011	0	0	0	0	0	0	2,400	2,400
Chief Executive Officer, President	2012
Natalya Lastovka [2]	2011	0	0	0	0	0	0	0	0
Chief Financial Officer, Treasurer & Secretary	2012	0	0	0	0	0	0	0	0
George Dory	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

1 Resigned as Officer and Director September 9, 2011

2 Resigned as Officer and Director September 9, 2011

Name and Position	Shares	Percent	Security
George Dory
President and Director	3,700,000	51%	Common

Officers and Directors as
A Group	3,700,000	51%	Common

There were no grants of stock options since inception to March 31, 2012. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The following table sets forth:

1.	All compensation plans previously approved by security holders; and
2.	All compensation plans not previously approved by security holders.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have NotVested ($)	Equity Incentive Plan Awards: Numberof Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael Grischenko	-	-	-	-	-	-	-	-	-
lya Lastovka	-	-	-	-	-	-	-	-	-
George Dory	-	-	-	-	-	-	-	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officer, director or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Meyer anticipates devoting fifteen hours per week to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2012 we incurred approximately $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2012 For review of our financial statements for the quarters ended June 30, 2011, September 30, 2011and December 31, 2011, we incurred approximately $12,750 in fees to our principal independent accountants for professional services.

During the fiscal year ended October 31, 2012 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-laws of Greenhouse Solutions Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on June 21, 2010.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on June, 2010.

  * Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenhouse Solutions Inc.

BY: /s/ George Dory
George Dory	President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Dated: July 14, 2012

