Form 10-Q
period 2012-06-30
Greenhouse Solutions Inc.
filed 2012-08-14
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________________________________________or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to________________________________________________

Commission File Number 000-54759

Greenhouse Solutions Inc.

(Exact name of registrant as specified in it’s charter)

Nevada	45-2094634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Research Dr., Suite 402, Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203) 242-3065

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

As of August 14, 2012 there were 7,230,000 common shares par value $0.001 issued and outstanding.

TABLE of CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1	$1

TOTAL ASSETS	$1	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,350	$1,965
Due to related parties (Note 3)	29,159	26,039

TOTAL CURRENT LIABILITIES	42,509	28,004

GOING CONCERN (Note 2)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 5)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
7,230,000 common shares (March 31, 2012 –7,230,000)	7,230	7,230
Additional paid-in-capital	34,270	34,270
Deficit accumulated during development stage	(84,008)	(69,503)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(42,508)	(28,003)

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY (DEFICIT)	$1	$1

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	April 8, 2009 (inception) to June 30, 2012

REVENUES	$-	-	40,034
Cost of revenues	-	-	15,065

GROSS PROFIT	-	-	24,969

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting and audit fees	$7,640	$4,325	$44,736
Advertising and marketing	-	-	4,509
Consulting	-	600	4,007
Executive compensation	-	-	4,200
Filing	6,465	-	19,482
Organizational cost	-	-	838
Other	-	1,074	17,787
Transfer agent	400	5,600	20,184

TOTAL OPERATING EXPENSES	14,505	11,599	115,743

NET OPERATING LOSS	(14,505)	(11,599)	(90,774)

OTHER INCOME (EXPENSES)
Loss from continued operations before income taxes	-	(11,599)	(90,774)
Provision for income taxes	-	-	-
LOSS FROM CONTINUED OPERATIONS	-	(11,599)	(90,774)

DISCONTINUED OPERATIONS
Loss from operations of discontinued wholly owned subsidiary, net of tax	—	(12,875)	(29,265)
Gain from disposal of discontinued wholly owned subsidiary, net of tax	-	-	36,031

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	(12,875)	6,766

NET LOSS FOR THE PERIOD	$(14,505)	$(24,474)	$(84,008)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	7,230,000	9,730,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM APRIL 8, 2009 (INCEPTION) TO JUNE 30, 2012

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Balance – April 8, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash	6,200,000	6,200	-	-	-	6,200

Net loss for the period	-	-	-	-	(6,202)	(6,202)

Balance – March 31, 2010	6,200,000	6,200	-	-	(6,202)	(2)

Common stock issued for cash	3,530,000	3,530	31,770	-	-	35,300

Net loss for the period	-	-	-	-	(32.577)	(32,577)

Balance – March 31, 2011	9,730,000	9,730	31,770	-	(38,779)	2,721

Shares cancelled – September 12, 2011	(2,500,000)	(2,500)	2,500	-	-	-

Net loss for the period	-	-	-	-	(30,724)	(30,724)

Balance – March 31, 2012	7,230,000	7,230	34,270	-	(69,503)	(28,003)

Net loss for the period	-	-	-	-	(14,505)	(14,505)

Balance, June 30, 2012	7,230,000	$7,230	$34,270	$-	$(84,008)	$(42,508)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	April 8, 2009 (Inception) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,505)	$(24,474)	$(84,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	8	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	11,385	(8,018)	13,350

NET CASH USED IN OPERATING ACTIVITIES	(3,120)	(32,484)	(70,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party company	-	(5,015)	-

NET CASH USED IN INVESTING ACTIVITIES	-	(5,015)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director and stockholder – related party	3,120	7,378	29,159
Loan payable	-	30,121	-
Proceeds from issuance of common stock	-	-	41,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,120	37,499	70,659

NET INCREASE IN CASH	-	-	1

CASH, BEGINNING	1	-	-

CASH, ENDING	$1	$-	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

As at June 30, 2012 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $84,008 though the three month period ended June 30, 2012 and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the three month period ended June 30, 2012, the President of the Company advanced $29,159 (March 31, 2012 - $26,039) in aggregate to the Company and the Company did not make any repayment toward these advances as of June 30, 2012.

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

During the period inception, (April 8, 2009) to June 30, 2012, the Company issued:

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

As of June 30, 2012, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were to reportable subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of June 30, 2012, we have generated $40,034 in revenues, and have incurred $90,774 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to June 30, 2012.

We are a development stage company and we do not expect to generate revenue for the next 12 months which would be sufficient to sustain our operations.  Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities.  Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (April 8, 2009) to June 30, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

	Three Months Ended June 30, 2012		From Inception on October 15, 2008 Through June 30, 2012
Revenue	$	Nil	$40,034
Operating Expenses		14,505	115,743
Net Income (Loss)		(14,505)	(90,774)

Our operating expenses consist of Accounting and audit fees, Consulting expense, Filing cost, Transfer Agent fees and Other expense. Accounting and audit fees for the three month period ended June 30, 2012 were $7,640 compared to $4,325 for the three month period ended June 30, 2011. Consulting expenses were nil, Filing costs were $6,465 and Other expenses were nil for the three month period ended June 30, 2012 compared to Consulting of $600, Filing cost of nil and Other expense of $1,074 for the three month period ended June 30, 2011.

Financing Activities

Financing activities resulted in a net cash inflow of $3,120 for the three month period ended June 30, 2012 compared to a net cash inflow of $37,499 for the three month period ended June 30, 2011.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2012 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of June 30, 2012, our cash balance was $1. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

During the three months ended June 30, 2012 the company realized a net loss of $14,505 compared to a net loss of $24,474 for the same period in 2011.

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

Liquidity and Capital Resources

We have incurred $84,008 in operating losses since inception. As of June 30, 2012, we had $1 in cash compared to $1 in cash at March 31, 2012.  As of June 30, 2012, we had a working capital deficiency of $42,509, compared to a working capital of $28,004 as of March 31, 2012.

Net cash used in operating activities for the three months ended June 30, 2012 was $3,120, compared with net cash used in operating activities of $32,484 for the three months ended June 30, 2011.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2012 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s June 30, 2012 financial statements.

Our company’s administration is composed of one administrative individual resulting in a situation where there is no segregation of duties. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2012

GREENHOUSE SOLUTIONS INC.

By:	/s/ George Dory
George Dory
President, Chief Executive Officer (Principal Executive Officer) and Director

