Form 10-Q
period 2012-09-30
Greenhouse Solutions Inc.
filed 2012-11-14
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

______________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☒yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒ No

As of November 9, 2012 there were 7,230,000 common shares par value $0.001 issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1	$1

TOTAL ASSETS	$1	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,227	$1,965
Due to related parties (Note 3)	46,414	26,039

TOTAL CURRENT LIABILITIES	56,641	28,004

GOING CONCERN (Note 2)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 5)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
7,230,000 common shares (March 31, 2012 –7,230,000)	7,230	7,230
Additional paid-in-capital	34,270	34,270
Deficit accumulated during development stage	(97,140)	(69,503)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(55,640)	(28,003)

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY (DEFICIT)	$1	$1

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30		April 8, 2009 (inception) to September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$40,034
Cost of revenues	-	-	-	-	15,065

GROSS PROFIT	-	-	-	-	24,969

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	$11,600	$6,500	$19,240	$10,825	$56,336
Advertising and marketing	-	4,509	-	4,509	4,509
Consulting fees		-		-	4,007
Executive compensation		-		600	4,200
Filing fees	332	3,428	6,797	3,428	19,814
Organizational costs		-		-	838
Other costs		125		701	17,787
Transfer agent fees	1,200	615	1,600	6,215	21,384

TOTAL OPERATING EXPENSES	13,132	15,177	27,637	26,278	128,875

NET OPERATING LOSS	(13,132)	(15,177)	(27,637)	(26,278)	(103,906)

OTHER INCOME (EXPENSES)
Loss from continued operations before income taxes	(13,132)	(15,177)	(27,637)	(26,278)	(103,906)
Provision for income taxes	-	-	-	-	-
LOSS FROM CONTINUED OPERATIONS	(13,132)	(15,177)	(27,637)	(26,278)	(103,906)

DISCONTINUED OPERATIONS
Loss from operations of discontinued wholly owned, net of tax	-	(10,367)	-	(23,421)	(29,265)
Gain from disposal of discontinued wholly owned Subsidiary, net of tax	-	36,031	-	36,031	36,031

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	25,664	-	12,290	6,766

NET INCOME (LOSS) FOR THE PERIOD	$(13,132)	$10,487	$(27,637)	$(13,988)	$(97,140)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	7,230,000	7,230,000	7,230,000	7,230,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM APRIL 8, 2009 (INCEPTION) TO SEPTEMBER 30, 2012

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Balance – April 8, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash	6,200,000	6,200	-	-	-	6,200

Net loss for the period	-	-	-	-	(6,202)	(6,202)

Balance – March 31, 2010	6,200,000	6,200	-	-	(6,202)	(2)

Common stock issued for cash	3,530,000	3,530	31,770	-	-	35,300

Net loss for the period	-	-	-	-	(32.577)	(32,577)

Balance – March 31, 2011	9,730,000	9,730	31,770	-	(38,779)	2,721

Shares cancelled – September 12, 2011	(2,500,000)	(2,500)	2,500	-	-	-

Net loss for the period	-	-	-	-	(30,724)	(30,724)

Balance – March 31, 2012	7,230,000	7,230	34,270	-	(69,503)	(28,003)

Net loss for the period	-	-	-	-	(27,637)	(27,637)

Balance, September 30, 2012	7,230,000	$7,230	$34,270	$-	$(97,140)	$(55,640)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30, 2012	Six months ended September 30, 2011	April 8, 2009 (Inception) to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(27,637)	$(13,988)	$(97,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	7,262	(1,203)	9,227

NET CASH USED IN OPERATING ACTIVITIES	(20,375)	(15,191)	(87,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party company	-	(26,820)	-

NET CASH USED IN INVESTING ACTIVITIES	-	(26,820)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director and stockholder – related party	20,375	(3,600)	46,414
Loan payable	-	30,390	-
Proceeds from issuance of common stock	-	-	41,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,375	26,798	87,914

NET INCREASE IN CASH	-	(15,213)	1

CASH, BEGINNING	1	15,214	-

CASH, ENDING	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

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

As at September 30, 2012 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $84,008 though the three month period ended September 30, 2012 and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the six month period ended September 30, 2012, the President of the Company advanced $20,375 (March 31, 2012 - $26,039) and in aggregate $46,414 to the Company and the Company did not make any repayment toward these advances as of September 30, 2012.

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

During the period inception, (April 8, 2009) to September 30, 2012, the Company issued:

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

As of September 30, 2012, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

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

As of September 30, 2012, we have generated $40,034 in revenues, and have incurred $97,140 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to September 30, 2012.

We are a development stage company and we do not expect to generate revenue for the next 12 months which would be sufficient to sustain our operations.  Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities.  Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (April 8, 2009) to September 30, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

	Three Months Ended September 30, 2012		Six Months Ended September 30, 2012		From Inception on April 8, 2009 Through September 30, 2012
Revenue	$	Nil	$	Nil	$40,034
Operating Expenses		13,132		27,637	128,875
Net Income (Loss)		(13,132)		(27,637	(97,140)

For the three month period ended September 30, 2012, our operating expenses consist of Professional fees of $11,600, Advertising and marketing expense of Nil, Consulting expense of Nil, Filing cost of $332, Other costs of Nil, and Transfer Agent fees of $1,200 resulting is a loss from continued operations of $13,132 as compared to Professional fees of $6,500, Advertising and marketing expense of $4,509, Consulting expense of Nil, Filing cost of $3,428, Other costs of $125, and Transfer Agent fees of $615 resulting in a loss from continued operations of $15,177 for the three month period ended September 30, 2011.

For the six month period ended September 30, 2012, our operating expenses consist of Professional fees of $19,240, Advertising and marketing expense of Nil, Consulting expense of Nil, Filing cost of $6,797, Other costs of Nil, and Transfer Agent fees of $1,600 resulting is a loss from continued operations of $27,637 as compared to Professional fees of $10,825, Advertising and marketing expense of $4,509, Consulting expense of Nil, Filing cost of $3,428, Other costs of $701, and Transfer Agent fees of $6,215 resulting in a loss from continued operations of $26,278 for the six month period ended September 30, 2011.

Financing Activities

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of September 30, 2012, our cash balance was $1. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

During the three months ended September 30, 2012 the company realized a net loss of $13,132 compared to a net loss of $10,487 for the same period in 2011.

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

Liquidity and Capital Resources

We have incurred $84,008 in operating losses since inception. As of September 30, 2012, we had $1 in cash compared to $1 in cash at March 31, 2012.  As of September 30, 2012, we had a working capital deficiency of $42,509, compared to a working capital of $28,004 as of March 31, 2012.

Net cash used in operating activities for the six months ended September 30, 2012 was $20,375, compared with net cash used in operating activities of $15,191 for the six months ended September 30, 2011.

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

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s September 30, 2012 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

November 14, 2012

GREENHOUSE SOLUTIONS INC.

By:	/s/ George Dory
George Dory
President, Chief Executive Officer (Principal Executive Officer) and Director

