Form 10-Q
period 2012-12-31
Greenhouse Solutions Inc.
filed 2013-02-19
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 19, 2013 there were 7,230,000 common shares par value $0.001 issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1	$1

TOTAL ASSETS	$1	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,042	$1,965
Due to related parties (Note 3)	52,082	26,039

TOTAL CURRENT LIABILITIES	64,124	28,004

GOING CONCERN (Note 2)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 5)
Preferred stock, 25,000,000 shares authorized with $0.0001 par value
No Preferred shares issued or outstanding
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding
86,760,000 common shares (March 31, 2012 –86,760,000)	8,676	7,230
Additional paid-in-capital	32,824	34,270
Deficit accumulated during development stage	(105,623)	(69,503)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(64,123)	(28,003)

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY (DEFICIT)	$1	$1

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31		April 8, 2009 (inception) to December 31,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$40,034
Cost of revenues	-	-	-	-	15,065

GROSS PROFIT	-	-	-	-	24,969

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	$3,000	$4,100	$22,240	$14,925	$59,336
Advertising and marketing	-	-	-	4,509	4,509
Consulting fees	-	-	-	-	4,007
Executive compensation	-	-	-	600	4,200
Filing fees	4,383	2,345	11,180	5,773	24,197
Organizational costs	-	-	-	-	838
Other costs	-	130	-	831	17,787
Transfer agent fees	1,100	764	2,700	6,979	22,484

TOTAL OPERATING EXPENSES	8,483	7,339	36,120	33,617	137,358

NET OPERATING LOSS	(8,483)	(7,339)	(36,120)	(33,617)	(112,389)

OTHER INCOME (EXPENSES)
Loss from continued operations before income taxes	(8,483)	(7,339)	(36,120)	(33,617)	(112,389)
Provision for income taxes	-	-	-	-	-
LOSS FROM CONTINUED OPERATIONS	(8,483)	(7,339)	(36,120)	(33,617)	(112,389)

DISCONTINUED OPERATIONS
Loss from operations of discontinued wholly owned, net of tax	-	-	-	(23,741)	(29,265)
Gain from disposal of discontinued wholly owned
Subsidiary, net of tax	-	-	-	36,031	36,031

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	12,290	6,766

NET INCOME (LOSS) FOR THE PERIOD	$(8,483)	$7,339	$(36,120)	$(21,327)	$(105,623)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-BASIC	86,760,000	86,760,000	86,760,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM APRIL 8, 2009 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Balance – April 8, 2009	-	$-	$-	$-	$-	$-

Common stock issued for cash	74,400,000	6,200	-	-	-	6,200

Net loss for the period	-	-	-	-	(6,202)	(6,202)

Balance – March 31, 2010	74,400,000	6,200	-	-	(6,202)	(2)

Common stock issued for cash	42,360,000	3,530	31,770	-	-	35,300

Net loss for the period	-	-	-	-	(32.577)	(32,577)

Balance – March 31, 2011	116,760,000	9,730	31,770	-	(38,779)	2,721

Shares cancelled – September 12, 2011	(30,000,000)	(2,500)	2,500	-	-	-

Net loss for the period	-	-	-	-	(30,724)	(30,724)

Balance – March 31, 2012	86,760,000	7,230	34,270	-	(69,503)	(28,003)

Net loss for the period	-	-	-	-	(36,120)	(36,120)

Adjustment 12-to-1 stock split (Note 5)	-	1,446	(1,446)	-	-	-

Balance, December 31, 2012	86,760,000	$8,676	$32,824	$-	$(105,623)	$(64,123)

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 12:1 forward split been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31, 2012	Nine months ended December 31, 2011	April 8, 2009 (Inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(36,120)	$(21,327)	$(105,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	10,077	(10,883)	12,042

NET CASH USED IN OPERATING ACTIVITIES	(20,043)	(32,210)	(93,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party company	-	(9,801)	-

NET CASH USED IN INVESTING ACTIVITIES	-	(9,801)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director and stockholder – related party	26,043	(3,600)	52,082
Loan payable	-	30,390	-
Proceeds from issuance of common stock	-	-	41,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,043	26,798	93,582

NET INCREASE IN CASH	-	(15,213)	1

CASH, BEGINNING	1	15,214	-

CASH, ENDING	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$-

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

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 12:1 forward split been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted. (Refer Note 5)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

As at December 31, 2012 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $105,623 though the nine month period ended December 31, 2012 and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the nine month period ended December 31, 2012, the President of the Company advanced $26,043 (March 31, 2012 - $26,039) and in aggregate $52,082 to the Company and the Company did not make any repayment toward these advances as of December 31, 2012.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001. No preferred shares have been issued.

On October 15, 2012 the Company provided an Information Statement to enact the Board of Directors Resolution that was passed on July 31, 2012 by the Board of Directors and the consenting stockholders adopted and approved a resolution to effect an amendment to the Company’s Articles of Incorporation to increase the number of shares authorized common stock from 75,000,000 to 200,000,000 and changed the par value from $0.001 per share to $0.0001 per share. In addition the resolution approved a 12-for-1 forward stock split (12 new shares for 1 old share basis) of the Company and further amended the Articles of Incorporation to create 25,000,000 preferred stock at a par value of $0.0001 per share.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 12:1 forward split been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

During the period inception, (April 8, 2009) to December 31, 2012, the Company issued:

a)	74,400,000 shares of common stock at $0.000083 per share to its Directors and officers for total proceeds of $6,200: and
b)	42,360,000 shares of common stock at $0.00083 per share for total proceeds of $35,300.

On September 12, 2011, a shareholder of the Company returned 30,000,000 restricted shares of common stock to treasury and the shares were cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder. Following the cancellation the Company now has 86,760,000 shares of common stock outstanding.

As of December 31, 2012, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

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

As of December 31, 2012, we have generated $40,034 in revenues, and have incurred $97,140 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to September 30, 2012.

We are a development stage company and we do not expect to generate revenue for the next 12 months which would be sufficient to sustain our operations.  Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities.  Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (April 8, 2009) to December 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

	Three Months Ended December 31, 2012		Nine Months Ended December 31, 2012		From Inception on April 8, 2009 Through December 31, 2012
Revenue	$	Nil	$	Nil	$40,034
Operating Expenses		8,483		36,120	137,358
Net Income (Loss)		(8,483)		(36,120)	(112,389)

For the three month period ended December 31, 2012, our operating expenses consist of Professional fees of $3,000, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing cost of $4,383, Other costs of Nil, and Transfer Agent fees of $1,100 resulting is a loss from continued operations of $8,483 as compared to Professional fees of $4,100, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing cost of $2,345, Other costs of $130, and Transfer Agent fees of $764 resulting in a loss from continued operations of $7,339 for the three month period ended December 31, 2011.

For the nine month period ended December 31, 2012, our operating expenses consist of Professional fees of $22,240, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing cost of $11,180, Other costs of Nil, and Transfer Agent fees of $2,700 resulting is a loss from continued operations of $36,120 as compared to Professional fees of $14,925, Advertising and marketing expense of $4,509, Consulting fees of Nil, Executive compensation of $600, Filing cost of $5,773, Other costs of $831, and Transfer Agent fees of $6,979 resulting in a loss from continued operations of $33,617 for the nine month period ended December 31, 2011.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2012, our cash balance was $1. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

During the three months ended December 31, 2012 the company realized a net loss of $8,483 compared to a net loss of $7,339 for the same period in 2011.

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

Liquidity and Capital Resources

We have incurred $112,389 in operating losses since inception. As of December 31, 2012, we had $1 in cash compared to $1 in cash at March 31, 2012.  As of December 31, 2012, we had a working capital deficiency of $64,123, compared to a working capital of $28,003 as of March 31, 2012.

Net cash used in operating activities for the six months ended December 31, 2012 was $20,375, compared with net cash used in operating activities of $15,191 for the six months ended December 31, 2011.

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

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s December 31, 2012 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

February 19, 2012

GREENHOUSE SOLUTIONS INC.

By:	/s/ George Dory
George Dory
President, Chief Executive Officer (Principal Executive Officer) and Director

