Form 10-K
period 2013-03-31
Greenhouse Solutions Inc.
filed 2013-07-15
CIK 1491525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to  _________________________

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
[   ] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ] Yes [X] No

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
[   ] Yes [X] No

The aggregate market value of the Company’s common shares of voting stock held by non-affiliates of the Company at March 31, 2012, computed by reference to the $0.010 Registration Statement per-share price was $35,300.

As of July 14, 2013 there were 86,760,000 common shares par value $0.001 issued and outstanding.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal 2013	High	Low
First Quarter	$.25	$1.35
Second Quarter	$.25	$1.35
Third Quarter	$.25	$1.35
Fourth Quarter	$.25	$1.35

Holders.

As of June 14, 2013, there are 30 record holders of 7,230,000 shares of the Company's common stock.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2013, we had an accumulated deficit totaling $70,227. This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the year ended March 31, 2013 and 2012, we had $0 revenues. Our operating expenses are $42,224 as compared to operating expenses of $43,014 for the year ended March 31, 2012. Operating expenses for the year ended March 31, 2013 consisted primarily of Professional fees totaling $23,740, advertising and marketing expense of $nil, SEC filing fees of $15,570 Other costs of $nil and transfer agent fees totaling $2,914 as compared to Professional fees totaling $19,846, Advertising and marketing expense of $4,509, SEC filing fees of $8,742 Other costs of $2,738 and transfer agent fees totaling $7,170 for the year ended March 31, 2012. For the year ended March 31, 2013, we incurred a net loss of $42,224 as compared to a net loss of $43,014 for the year ended March 31, 2012.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred a net operating losses since inception (April 8, 2009) of $118,493 though the year ended March 31, 2013 and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $1 and other current assets of $Nil as compared to cash of $1 and other current assets of $nil for the year ended March 31, 2012. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

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

March 31, 2013
(Audited)

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Greenhouse Solutions Inc.
Shelton, Connecticut

I have audited the accompanying balance sheets of Greenhouse Solutions Inc. (a development stage company) as of March 31, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for the years the ended, and for the period from April 8, 2009 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenhouse Solutions Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years the ended, and for the period from April 8, 2009 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado July 1, 2013	/s/ Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	March 31,
	2013	2012
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1	$1

TOTAL ASSETS	$1	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,146	$1,965
Due to related parties (Note 3)	52,082	26,039

TOTAL CURRENT LIABILITIES	70,228	28,004

GOING CONCERN (Note 2)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 5)
Preferred stock, 25,000,000 shares authorized with $0.0001 par value
No Preferred shares issued or outstanding
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding
86,760,000 common shares (March 31, 2012 –86,760,000)	8,676	8,676
Additional paid-in-capital	32,824	32,824
Deficit accumulated during development stage	(111,727)	(69,503)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(70,227)	(28,003)

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY (DEFICIT)	$1	$1

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

			April 8, 2009
	Year ended	Year ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

REVENUES	$-	$-	40,034
Cost of revenues	-	-	15,065

GROSS PROFIT	-	-	24,969

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	$23,740	$19,846	$60,836
Advertising and marketing	-	4,509	4,509
Consulting fees	-	-	4,007
Executive compensation	-	-	4,200
Filing fees	15,570	8,742	28,587
Organizational cost	-	-	838
Other costs	-	2,738	17,787
Transfer agent fees	2,914	7,179	22,698

TOTAL OPERATING EXPENSES	42,224	43,014	143,462

NET OPERATING LOSS	(42,224)	(43,014)	(118,493)

OTHER INCOME (EXPENSES)
Loss from continued operations before income taxes	-	-	(118,493)
Provisions for income taxes	-	-	-
LOSS FROM CONTINUED OPERATIONS	(42,224)	(43,014)	(118,493)

DISCONTINUED OPERATIONS
Loss from operations of discontinued wholly owned subsidiary, net of tax	-	(23,741)	(29,265)
Gain from disposal of discontinued wholly owned subsidiary, net of tax	-	36,031	36,031

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	12,290	6,766

NET LOSS FOR THE YEAR	$(42,224)	$(30,724)	$(111,727)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	86,760,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 8, 2009 (INCEPTION) TO MARCH 31, 2013
(Audited)

					Deficit
					Accumulated
	Common Stock		Additional	Share	During the
	Number of		Paid-in	Subscription	Development
	shares	Amount	Capital	Receivable	Stage	Total

Balance – April 8, 2009	-	$-	$-	$-	$-	$-
Common stock issued for cash	74,400,000	7,440	(1,240)	-	-	6,200
Net loss for the period	-	-	-	-	(6,202)	(6,202)
Balance – March 31, 2010	74,400,000	7,440	(1,240)	-	(6,202)	(2)
Common stock issued for cash	42,360,000	4,236	31,064	-	-	35,300
Net loss for the period	-	-	-	-	(32,577)	(32,577)
Balance – March 31, 2011	116,760,000	11,676	29,824	-	(38,779)	2,721
Shares cancelled – September 12, 2011	(30,000,000)	(3,000)	3,000	-	-	-
Net loss for the period	-	-	-	-	(30,724)	(30,724)
Balance – March 31, 2012	86,760,000	8,676	32,824	-	(69,503)	(28,003)
Net loss for the period	-	-	-	-	(42,224)	(42,224)
Balance, March 31, 2013	86,760,000	$8,676	$32,824	$-	$(111,727)	$(70,227)

As restated for a 12 to 1 forward split effective July 31, 2012

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Audited)

	Year	Year	April 8, 2009
	ended	ended	(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(42,224)	$(30,724)	$(111,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	(5,523)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses		3,150
Increase (decrease) in accounts payable & accrued liabilities	16,181	(5,434)	18,146

NET CASH USED IN OPERATING ACTIVITIES	(26,043)	(38,531)	(93,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party company	-	16,093	-

NET CASH USED IN INVESTING ACTIVITIES	-	16,093	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director and stockholder – related party	26,043	22,439	52,082
Proceeds from issuance of common stock	-	-	41,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,043	22,439	93,582

NET INCREASE IN CASH	-	1	1

CASH, BEGINNING	1	-	-

CASH, ENDING	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$-

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $111,727 though the year ended March 31, 2013 and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

As at March 31, 2013 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-09 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the year ended March 31, 2013, the President of the Company advanced $26,043 (March 31, 2012 - $26,039) and in aggregate $52,082 to the Company and the Company did not make any repayment toward these advances as of March 31, 2013.

NOTE 4 – SALE OF DISCOUNTINUED OPERATIONS

On September 9, 2011, the Company entered into an agreement with 1850261 Ontario, Inc. (“BUYER”), a note holder, to sell 100% of the interest in Greenhouse Solutions, Inc., a wholly owned subsidiary incorporated under the laws of the Province of Ontario, Canada. The Buyer paid consideration of $1.00 and assumed the subsidiary's net deficit of $29,264 and a subsidiary receivable of $1,063. The BUYER accepted $10,979 in liabilities from the Company, as well the right to collect $3,150 of prepaid expense from a third party. The gain recorded from the disposal of the subsidiary is $36,031, net of assets minus liabilities transferred.

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

During the period inception, (April 8, 2009) to March 31, 2013, the Company issued:

a)	74,400,000 shares of common stock at $0.000083 per share to its Directors and officers for total proceeds of $6,200: and
b)	42,360,000 shares of common stock at $0.00083 per share for total proceeds of $35,300.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

On September 12, 2011, a shareholder of the Company returned 30,000,000 restricted shares of common stock to treasury and the shares were cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder. Following the cancellation the Company now has 86,760,000 shares of common stock outstanding.

As of March 31, 2013, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	March 31,	March 31,
	2013	2012
Net loss before income taxes per financial statements	$(42,224)	$(30,724)
Income tax rate	30%	30%
Income tax recovery	(12,667)	(9,217)
Non-deductible	--	-
Valuation allowance change	12,667	9,217
Provision for income taxes	$–	$–

The significant components of deferred income tax assets at March 31, 2013 and 2012 are as follows:

	March 31,	March 31,
	2013	2012
Net operating loss carryforward	$111,727	$69,503
Valuation allowance	(111,727)	(69,503)
Net deferred income tax asset	$–	$–

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended March 31, 2013 and 2012.

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

As of March 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2013 and communicated the matters to our management.

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

Family Relations Identification of Directors and Executive Officers

Name	Age	Term Served	Title
Michael Grischenko	62	Since Inception[1]	President, Chief Executive Officer, and Director
Natalya Lastovka	57	Since Inception[2]	Chief Financial Officer, Secretary, Treasurer and Director
George Dory	43	Since September 9, 2011	President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

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

____________________
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

Item 11. Executive Compensation.

Name and					Other	Non-Equity	Nonqualified	All
Principal			Bonus	Stock	Incentive	Plan	Deferred	Other
Position	Year	Salary	Awards	Awards	Compensation	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Grischenko[1] Chief Executive Officer, President	2011 2012	0	0	0	0	0	0	2,400	2,400
Natalya Lastovka [2] Chief Financial Officer, Treasurer & Secretary	2011 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
George Dory	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

____________________
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

There were no grants of stock options since inception to March 31, 2013. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

The following table sets forth:

1.	All compensation plans previously approved by security holders; and
2.	All compensation plans not previously approved by security holders.

OPTION AWARDS						STOCK AWARDS
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
			Equity					Awards:	or Payout
			Incentive			Number		Numberof	Value of
			Plan			of	Market	Unearned	Unearned
			Awards:			Shares	Value	Shares,	Shares,
			Number of			or Units	of Shares	Units or	Units or
	Number of	Number of	Securities			of Stock	or Units	Other	Other
	Securities	Securities	Underlying			That	of Stock	Rights	Rights
	Underlying	Underlying	Unexercised	Option		Have	That	That	That
	Unexercised	Unexercised	Unearned	Exercise	Option	Not	Have	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	NotVested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
Michael Grischenko	-	-	-	-	-	-	-	-	-
lya Lastovka	-	-	-	-	-	-	-	-	-
George Dory	-	-	-	-	-	-	-	-	-

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2013 we incurred approximately $4,210 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2013. For review of our financial statements for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended March 31, 2013 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated: July 14, 2013