Form 10-Q
period 2013-06-30
Greenhouse Solutions Inc.
filed 2013-08-14
CIK 1491525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to __________________________

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
(X) yes (_) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
(_) yes (X) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_)     Accelerated filer (_)     Non-accelerated filer (_) (Do not check if a smaller reporting company)     Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(_) Yes (X) No

As of August 14, 2013 there were 86,760,000 common shares par value $0.001 issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1	$1

TOTAL ASSETS	$1	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,656	$18,146
Due to related parties (Note 3)	52,082	52,082

TOTAL CURRENT LIABILITIES	74,738	70,228

GOING CONCERN (Note 2)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 5)
Preferred stock, 25,000,000 shares authorized with $0.0001 par value No Preferred shares issued or outstanding
Common stock, 200,000,000 shares authorized with $0.0001 par value Issued and outstanding 86,760,000 common shares (March 31, 2013 –86,760,000)	8,676	8,676
Additional paid-in-capital	32,824	32,824
Deficit accumulated during development stage	(116,237)	(111,727)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(74,737)	(70,227)

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY (DEFICIT)	$1	$1

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	April 8, 2009
	ended	ended	(inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

REVENUES	$-	$-	40,034
Cost of revenues	-	-	15,065

GROSS PROFIT	-	-	24,969

GENERAL AND ADMINISTRATIVE EXPENSES

Professional fees	$4,110	$7,640	$64,946
Advertising and marketing	-	-	4,509
Consulting fees	-	-	4,007
Executive compensation	-	-	4,200
Filing fees	-	6,465	28,587
Organizational cost	-	-	838
Other costs	-	-	17,787
Transfer agent fees	400	400	23,098

TOTAL OPERATING EXPENSES	4,510	14,505	147,972

NET OPERATING LOSS	(4,510)	(14,505)	(123,003)

OTHER INCOME (EXPENSES)
Loss from continued operations before income taxes	-	-	-
Provisions for income taxes	-	-	-
LOSS FROM CONTINUED OPERATIONS	(4,510)	(14,505)	(123,003)

DISCONTINUED OPERATIONS
Loss from operations of discontinued wholly owned subsidiary, net of tax	-	-	(29,265)
Gain from disposal of discontinued wholly owned subsidiary, net of tax	-	-	36,031

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	-	6,766

NET LOSS FOR THE YEAR	$(4,510)	$(14,505)	$(116,237)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	86,760,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 8, 2009 (INCEPTION) TO JUNE 30, 2013
(Unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Share	During the
	Number of		Paid-in	Subscription	Development
	shares	Amount	Capital	Receivable	Stage	Total

Balance – April 8, 2009	-	$-	$-	$-	$-	$-
Common stock issued for cash	74,400,000	7,440	(1,240)	-	-	6,200
Net loss for the period	-	-	-	-	(6,202)	(6,202)
Balance – March 31, 2010	74,400,000	7,440	(1,240)	-	(6,202)	(2)
Common stock issued for cash	42,360,000	4,236	31,064	-	-	35,300
Net loss for the period	-	-	-	-	(32,577)	(32,577)
Balance – March 31, 2011	116,760,000	11,676	29,824	-	(38,779)	2,721
Shares cancelled – September 12, 2011	(30,000,000)	(3,000)	3,000	-	-	-
Net loss for the period	-	-	-	-	(30,724)	(30,724)
Balance – March 31, 2012	86,760,000	8,676	32,824	-	(69,503)	(28,003)
Net loss for the period	-	-	-	-	(42,224)	(42,224)
Balance – March 31, 2013	86,760,000	8,676	32,824	-	(111,727)	(70,227)
Net loss for the period	-	-	-	-	(4,510)	(4,510)
Balance, June 30, 2013	86,760,000	$8,676	$32,824	$-	$(116,236)	$(74,737)

As restated for a 12 to 1 forward split effective July 31, 2012

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months	April 8, 2009
	ended	ended	(Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,510)	$(14,505)	$(116,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	4,510	11,385	22,656
NET CASH USED IN OPERATING ACTIVITIES	-	(3,120)	(93,581)
CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party company	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director and stockholder – related party	-	3,120	52,082
Proceeds from issuance of common stock	-	-	41,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,120	93,582
NET INCREASE IN CASH	-	1	1
CASH, BEGINNING	1	-	-
CASH, ENDING	$1	$1	$1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Redemption of common stock and loan from related party	$-	$-	$-

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $116,237 though the three month period ended June 30, 2013 and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

As at June 30, 2013 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-09 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the three month period ended June 30, 2013 no advances were made to the Company (March 31, 2013 - $52,082) and in aggregate $52,082 to the Company and the Company did not make any repayment toward these advances as of June 30, 2013. Subsequent to the period on July 3, 2013 the Company in consideration for a payment of $10,000 (of which $5,000 was paid on July 3, 2013) the former president of the Company agreed to forgive the balance of the shareholder debt of $42,082 (original total $52,082).

NOTE 4 – SALE OF DISCOUNTINUED OPERATIONS

On September 9, 2011, the Company entered into an agreement with 1850261 Ontario, Inc. (“BUYER”), a note holder, to sell 100% of the interest in Greenhouse Solutions, Inc., a wholly owned subsidiary incorporated under the laws of the Province of Ontario, Canada. The Buyer paid consideration of $1.00 and assumed the subsidiary’s net deficit of $29,264 and a subsidiary receivable of $1,063. The BUYER accepted $10,979 in liabilities from the Company, as well the right to collect $3,150 of prepaid expense from a third party. The gain recorded from the disposal of the subsidiary is $36,031, net of assets minus liabilities transferred.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During the period inception, (April 8, 2009) to June 30, 2013, the Company issued:

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

As of June 30, 2013, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

NOTE 6 – SUBSEQUENT EVENTS

On July 3, 2013, the Company issued 57,000 common shares through a private placement at $0.50 per share for net proceeds to the Company of $28,500.

On July 3, 2013, the Company in consideration for a payment of $10,000 (of which $5,000 was paid on July 3, 2013) the former president of the Company agreed to forgive the balance of the shareholder debt of $42,082 (original total $52,082). (Refer Note 3).

On July 23, 2013 the sole director of Greenhouse Solutions, Inc. (the “Company”), resolved that Dr. Robert R. Shields consented to act as a Member of the Board of Directors of the Company and was appointed to the Board of Directors of the Company. In addition was appointed the President, Chief Executive Officer, Secretary and Treasurer of the Company. In conjunction with Dr. Shields’ appointments, George Dory submitted his resignation as a member of the Board of Directors of the Company and as the Company's sole officer.

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

As of June 30, 2013, we have generated $40,034 in revenues, and have incurred $123,003 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to June 30, 2013.

We are a development stage company and we do not expect to generate revenue for the next 12 months which would be sufficient to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (April 8, 2009) to June 30, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

					From Inception on
		Three Months Ended		Three Months	April 8, 2009 Through
		June 30, 2013		Ended June 30, 2012	June 30, 2013
Revenue	$	Nil	$	Nil	$40,034
Operating
Expenses		4,510		14,505	147,972
Net Income (Loss)		(4,510)		(14,505)	(123,003)

For the three month period ended June 30, 2013, our operating expenses consist of Professional fees of $4,110, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing cost of $Nil, Other costs of Nil, and Transfer Agent fees of $400 resulting is a loss from continued operations of $4,510 as compared to Professional fees of $7,640, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing fees of $6,465, Other costs of $Nil, and Transfer Agent fees of $400 resulting in a loss from continued operations of $14,505 for the three month period ended June 30, 2012.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of June 30, 2013, our cash balance was $1. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Liquidity and Capital Resources

We have incurred $123,003 in operating losses since inception. As of June 30, 2013, we had $1 in cash compared to $1 in cash at June 30, 2012. As of June 30, 2013, we had a working capital deficiency of $74,737, compared to a working capital deficiency of $70,228 as of March 31, 2013.

Net cash used in operating activities for the three months ended June 30, 2013 was $Nil, compared with net cash used in operating activities of $Nil for the three months ended June 30, 2012.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of June 30, 2013, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

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

Our management, including our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2013 due to the following material weaknesses:

Our company does not have in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. Going forward, with material, complex and non-routine transactions, management will gain a thorough understanding of the transaction and seek guidance from third-party experts or consultants. Management corrected any errors prior to the release of our company’s June 30, 2013 financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

August 14, 2013

GREENHOUSE SOLUTIONS INC.

By:	/s/ Dr. Robert R. Shields
Dr. Robert R. Shields
President, Chief Executive Officer (Principal Executive
Officer) and Director