Form 10-Q
period 2013-12-31
Greenhouse Solutions Inc.
filed 2014-02-19
CIK 1491525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

_________________________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 19, 2014 there were 86,760,000 common shares par value $0.001 issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013
(Unaudited)

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CASH FLOWS	6

NOTES TO CONDENSED FINANCIAL STATEMENTS	7

GREENHOUSE SOLUTIONS INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$1

TOTAL ASSETS	$-	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,419	$18,146
Due to related parties (Note 3)	47,082	52,082

TOTAL CURRENT LIABILITIES	54,501	70,228

GOING CONCERN (Note 2)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 5)
Preferred stock, 25,000,000 shares authorized with $0.0001 par value
No Preferred shares issued or outstanding
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding
86,760,000 common shares (March 31, 2013 –86,760,000)	8,676	8,676
Additional paid-in-capital	32,824	32,824
Shares subscribed	31,000	-
Deficit accumulated during development stage	(127,001)	(111,727)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(54,501)	(70,227)

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY (DEFICIT)	$-	$1

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		April 8, 2009 (inception) to December 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$40,034
Cost of revenues	-	-	-	-	15,065

GROSS PROFIT	-	-	-	-	24,969

GENERAL AND ADMINISTRATIVE EXPENSES	3,131	8,483	15,274	36,120	158,736

TOTAL OPERATING EXPENSES	3,131	8,483	15,274	36,120	158,736

NET OPERATING LOSS	(3,131)	(8,483)	(15,274)	(36,120)	(133,767)

LOSS FROM CONTINUING OPERATIONS	(3,131)	(8,483)	(15,274)	(36,120)	(133,767)

DISCONTINUED OPERATIONS
Loss from operations of discontinued wholly owned subsidiary, net of tax	-	-	-	-	(29,265)
Gain from disposal of discontinued wholly owned subsidiary, net of tax	-	-	-	-	36,031

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-	6,766

NET INCOME (LOSS) FOR THE PERIOD	$(3,131)	$(8,483)	$(15,274)	$(36,120)	$(127,001)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-BASIC	86,760,000	86,760,000	86,760,000	86,760,000

The accompanying notes are an integral part of these condensed financial statements

GREENHOUSE SOLUTIONS INC.
 (A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31, 2013	Nine months ended December 31, 2012	April 8, 2009 (Inception) to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,274)	$(36,120)	$(127,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	(10,727)	10,077	2,207
Increase (decrease) in accounts payable & accrued liabilities – discontinued operations	-	-	5,212

NET CASH USED IN OPERATING ACTIVITIES	(26,001)	(20,043)	(119,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party company	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(5,000)	20,043	40,304
Due to related parties – discontinued operations	-	-	6,778
Proceeds from shares subscribed	31,000	-	31,000
Proceeds from issuance of common stock – discontinued operations	-	-	41,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,000	20,043	119,582

NET INCREASE IN CASH	(1)	-	-

CASH, BEGINNING	1	1	-

CASH, ENDING	$-	$1	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (Unaudited)

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $127,001 through the nine month period ended December 31, 2013 and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources from management and significant shareholders, sufficient to meet its minimal operating expenses, and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company in unable to continue as a going concern.

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

GREENHOUSE SOLUTIONS INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2013 there were no potentially dilutive securities outstanding.

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

GREENHOUSE SOLUTIONS INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

The impairment charge, if any, is included in operating expenses in the accompanying statements of operations.

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

GREENHOUSE SOLUTIONS INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As at December 31, 2013 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-09 and believes that none of them will have a material effect on the company’s financial statements.

GREENHOUSE SOLUTIONS INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representation about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the nine month period ended December 31, 2013 no advances were made to the Company (March 31, 2013 - $52,082) and in aggregate $52,082 to the Company and the Company did not make any repayment toward these advances as of December 31, 2013. On July 3, 2013 the Company, in consideration for a payment of $10,000 (of which $5,000 was paid on July 3, 2013), the former president of the Company agreed to forgive the balance of the shareholder debt of $42,082 (original total $52,082). As the balance of the $10,000 payment has not yet been paid the amount to be forgiven has not been written off as of December 31, 2013.

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

GREENHOUSE SOLUTIONS INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During the period inception, (April 8, 2009) to December 31, 2013, the Company issued:

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

On July 3, 2013, the Company received $28,500 in net proceeds through a private placement for $0.50 per share and will issue 57,000 common shares of the Company. Currently this amount is shown as Shares subscribed on the balance sheet.

On November 14, 2013, the Company received $2,500 in net proceeds through a private placement for $0.50 per share and will issue 5,000 common shares of the Company. Currently this amount is shown as Shares subscribed on the balance sheet.

As of December 31, 2013, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

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

As of December 31, 2013, we have generated $40,034 in revenues, and have incurred $127,001 in losses since our inception on April 8, 2009. We have relied upon revenues, the sale of our securities in unregistered private placement transactions, and cash advances from our directors to fund our operations during the period from inception on April 8, 2009 to December 31, 2013.

We are a development stage company and we do not expect to generate revenue for the next 12 months which would be sufficient to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from inception (April 8, 2009) to December 31, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

	Three Months Ended December 31, 2013		Nine Months Ended December 31, 2013		From Inception on April 8, 2009 Through December 31, 2013

Revenue	$	Nil	$	Nil	$40,034
Operating Expenses		3,131		15,274	158,736
Net Income (Loss)		(3,131)		(15,274)	(127,001)

For the three month period ended December 31, 2013, our operating expenses consisted of Professional fees of $2,500, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing cost of Nil, Other costs of $1, and Transfer Agent fees of $630 resulting in a loss from continuing operations of $3,131 as compared to Professional fees of $3,000, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing fees of $4,383, Other costs of $Nil, and Transfer Agent fees of $1,100 resulting in a loss from continuing operations of $8,483 for the three month period ended December 31, 2012.

For the nine month period ended December 31, 2013, our operating expenses consisted of Professional fees of $9,610, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing cost of $3,738, Other costs of $1, and Transfer Agent fees of $1,925 resulting in a loss from continuing operations of $15,274 as compared to Professional fees of $22,240, Advertising and marketing expense of Nil, Consulting fees of Nil, Filing fees of $11,180, Other costs of Nil, and Transfer Agent fees of $2,700 resulting in a loss from continuing operations of $36,120 for the nine month period ended December 31, 2012.

Financing Activities

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2014 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of December 31, 2013, our cash balance was Nil as compared to a cash balance of $1 at March 31, 2013. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We do not own, either legally or beneficially, any patents or trademarks. We had applied for a U.S. trademark for “Greenhouse Life” with the U.S. Trademark and Patent Office (U.S.P.T.O.) on August 23, 2010. The serial number for the application is 85113305. We had applied for a trademark in an international class 006 (Metal greenhouse frames; Metal greenhouses; Transportable greenhouses of metal for household use) and international class 019 (Modular greenhouses not of metal; Non-metal greenhouse frames; Pre-fabricated greenhouses not of metal). On July 8, 2011 we abandoned the trademark application.

Liquidity and Capital Resources

We have incurred $127,001 in net losses since April 8, 2009 (inception). As of December 31, 2013, we had Nil in cash compared to $1 in cash at March 31, 2013. As of December 31, 2013, we had a working capital deficiency of $54,501, compared to a working capital deficiency of $70,227 as of March 31, 2013.

Net cash used in operating activities for the nine months ended December 31, 2013 was $26,001, compared with net cash used in operating activities of $20,043 for the nine months ended December 31, 2012.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of December 31, 2013, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Pramuan Upatcha - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Pramuan Upatcha - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________
* filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENHOUSE SOLUTIONS INC.

February 19, 2014	By:	/s/ Pramuan Upatcha
Pramuan Upatcha
President, Chief Executive Officer (Principal Executive Officer) and Director