Form 10-K
period 2014-03-31
Greenhouse Solutions Inc.
filed 2014-08-28
CIK 1491525

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-54759
Commission file number

Greenhouse Solutions Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2094634
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

16359 County Rd S, Fort Morgan, CO	80701
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the Company’s common shares of voting stock held by non-affiliates of the Company at September 30, 2013, computed by reference to the market price as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5,295,000.

As of August 25, 2014 there were 86,760,000 common shares par value $0.001 issued and outstanding.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Greenhouse Solutions” mean Greenhouse Solutions Inc., unless otherwise indicated.

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

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended March 31, 2014, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

None.

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

Item 4. Mine Safety Disclosure.

None.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal 2013	Low	High
First Quarter	$.25	$1.35
Second Quarter	$.25	$1.35
Third Quarter	$.25	$1.35
Fourth Quarter	$.25	$1.35

Fiscal 2014	Low	High
First Quarter	$.25	$1.35
Second Quarter	$.25	$1.35
Third Quarter	$.25	$1.35
Fourth Quarter	$.25	$1.35

Holders.

As of August 25, 2014, there are 30 record holders of 86,760,000 shares of the Company's common stock.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2014, we had an accumulated deficit totaling $132,118. This raises substantial doubts about our ability to continue as a going concern.

Results of Operations

For the year ended March 31, 2014 and 2013, we had $Nil revenues. For the Year ended March 31, 2014, General and Administrative Expenses were $20,391 as compared to General and Administrative Expenses of $42,224 for the year ended March 31, 2013. For the year ended March 31, 2014, we incurred a net loss of $20,391 as compared to a net loss of $42,224 for the year ended March 31, 2013.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $132,118 as of March 31, 2014, and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $Nil and other current assets of $Nil as compared to cash of $1 and other current assets of $Nil for the year ended March 31, 2013. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

During the fiscal year ended March 31, 2014, the Company sold 62,000 shares of its common stock for total proceeds of $31,000.

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

Item 8. Financial Statements and Supplementary Data.

GREENHOUSE SOLUTIONS, INC.

FINANCIAL STATEMENTS

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenhouse Solutions Inc.

We have audited the accompanying balance sheet of Greenhouse Solutions Inc. (the Company) as of March 31, 2014, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Greenhouse Solutions Inc. as of March 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has no revenues, an accumulated deficit of $132,118, a working capital deficit of $17,536 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 25, 2014

GREENHOUSE SOLUTIONS, INC.
BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS

CURRENT ASSETS
Cash	$-	$1

TOTAL ASSETS	$-	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,536	$18,146
Due to related parties	5,000	52,082

TOTAL CURRENT LIABILITIES	17,536	70,228

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, 25,000,000 shares authorized with $0.0001 par value
No Preferred shares issued or outstanding
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding at March 31, 2014
86,760,000 common shares (March 31, 2013 –86,760,000)	8,676	8,676
Additional paid-in-capital	74,906	32,824
Common stock subscribed	31,000	-
Accumulated deficit	(132,118)	(111,727)

TOTAL STOCKHOLDERS’ DEFICIENCY	(17,536)	(70,227)

TOTAL LIABILITIES & STOCK HOLDERS’ DEFICIENCY	$-	$1

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENTS OF OPERATIONS

	Year ended March 31, 2014	Year ended March 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE	$20,391	$42,224

TOTAL OPERATING EXPENSES	20,391	42,224

NET LOSS	(20,391)	(42,224)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	86,760,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional	Common
	Number of shares	Amount	Paid-in Capital	Stock Subscribed	Accumulated Deficit	Total

Balance – March 31, 2012	86,760,000	8,676	32,824	-	(69,503)	(28,003)

Net loss for the period	-	-	-	-	(42,224)	(42,224)

Balance – March 31, 2013	86,760,000	8,676	32,824	-	(111,727)	(70,227)

Forgiveness of debt, related party – July 3, 2013	-	-	42,082	-	-	42,082

Common stock subscribed	-	-	-	31,000	-	31,000

Net loss for the period	-	-	-	-	(20,391)	(20,391)

Balance, March 31, 2014	86,760,000	$8,676	$74,906	$31,000	$(132,118)	$(17,536)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	Year ended March 31, 2014	Year ended March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,391)	$(42,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	(5,610)	16,818

NET CASH USED IN OPERATING ACTIVITIES	(26,001)	(26,043)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(5,000)	26,043
Common stock subscribed	31,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,000	26,043

NET INCREASE IN CASH	(1)	-

CASH, BEGINNING	1	1

CASH, ENDING	$-	$1

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Advances contributed to capital by related party	$42,082	$-

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Greenhouse Solutions Inc. (the “Company” or “Greenhouse Solutions”) is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company is involved in the sale and distribution of urban gardening products and greenhouses on the North American Market.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $132,118 through the year ended March 31, 2014 and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2014 there were no potentially dilutive securities outstanding.

GREENHOUSE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

The Company maintains a valuation allowance with respect to deferred tax assets. The valuation allowance is based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operation for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

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

GREENHOUSE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

As at March 31, 2014 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of March 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

GREENHOUSE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the year ended March 31, 2014 $5,000 in advances were made to the Company by the current president (March 31, 2013 - $26,043). On July 3, 2013 the Company’s President, in consideration for a payment of $10,000, agreed to forgive the balance of the shareholder debt of $42,082. The balance of the debt that was forgiven of $42,082 is reflected as a credit to additional-paid-in-capital as of March 31, 2014.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001. No preferred shares have been issued.

On October 15, 2012 the Company provided an Information Statement to enact the Board of Directors Resolution that was passed on July 31, 2012 by the Board of Directors and the consenting stockholders adopted and approved a resolution to effect an amendment to the Company’s Articles of Incorporation to increase the number of shares authorized common stock from 75,000,000 to 200,000,000 and changed the par value from $0.001 per share to $0.0001 per share. In addition the resolution approved a 12-for-1 forward stock split (12 new shares for 1 old share basis) of the Company and further amended the Articles of Incorporation to create 25,000,000 preferred stock, at a par value of $0.0001 per share.

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

GREENHOUSE SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

On November 14, 2013, the Company received $2,500 in net proceeds through a private placement for $0.50 per share and will issue 5,000 common shares of the Company. Currently this amount is shown as Shares subscribed on the balance sheet.

As of March 31, 2014, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	March 31, 2014	March 31, 2013

Net loss before income taxes	$(20,391)	$(42,224)
Income tax rate	34%	34%
Income tax recovery	(6,933)	(14,356)
Non-deductible	--	-
Valuation allowance change	6,933	14,356

Provision for income taxes	$–	$–

The significant components of deferred income tax assets at March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013
Net operating loss carry-forward	$44,920	$37,987
Valuation allowance	(44,920)	(37,987)

Net deferred income tax asset	$–	$–

As of March 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2014 and 2013, and no interest or penalties have been accrued as of March 31, 2014 and 2013. As of March 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

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

As of March 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2014 and communicated the matters to our management.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Family Relations Identification of Directors and Executive Officers

Name	Age	Term Served	Title

Michael Grischenko	62	Since Inception[1]	President, Chief Executive Officer, and Director

Natalya Lastovka	57	Since Inception[2]	Chief Financial Officer, Secretary, Treasurer and Director

George Dory	43	Since September 9, 2011[3]	President and Director
			Principal Executive Officer
			Principal Financial Officer
			Principal Accounting Officer

Dr, Robert R. Shields	63	Since July 23, 2013[4]	President and Director
			Principal Executive Officer
			Principal Financial Officer
			Principal Accounting Officer

Pramuan Upatcha	60	Since February 7, 2014[5]	President and Director
			Principal Executive Officer
			Principal Financial Officer
			Principal Accounting Officer

John G. Michak III	29	Since April 29, 2014	Director

Matt Brown	32	Since June 18, 2014	President and Director
			Principal Executive Officer
			Principal Financial Officer
			Principal Accounting Officer
__________
1 Resigned as Officer and Director September 9, 2011
2 Resigned as Officer and Director September 9, 2011
3 Resigned as Officer and Director July 23, 2013
4 Resigned as Officer and Director February 7, 2014
5 Resigned as Officer and Director June 18, 2014

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

Officer and Director Background:

John George Michak III – Age 29

As a Nordstrom’s credit communications planner from April 2013 to January 2014, Mr. Michak supported the development of business operational documents and drove the execution for all credit related customers facing collateral. Managed the collateral budget and worked with colleagues to identify and implement customer communications enhancements and or cost reduction opportunities for the company. While at Morgan Stanley Global Wealth Management from January 2012 to January 2013, Mr. Michak worked as a technology analyst, and as a strategic partner along with the firm’s business units and some of the world’s leading technology companies to redefine how Morgan Stanley does business in global financial markets that are extremely fast and vastly complex. While assisting the firm with the conversion effort of combining Smith Barney and Morgan Stanley to create Morgan Stanley Global Wealth Management Group. Mr. Michak also worked for Alpert Homes from March 2010 to January 2012 and helped manage relationships with sales center representatives in assigned communities and followed up regularly regarding prospects. He also assisted in managing new home construction sites start to finish. He has been working with global companies aiding in their growth and expansion since 2010. Mr. Michak was a student at Colorado State university from 2004 to June 2009. From June 2009 until March 2010 Mr. Michak expanded his intellectual horizons by traveling abroad.

Mr. Michak holds a liberal arts degree from Colorado State University as well as attended Kaplan real estate school in Denver.

Matt Brown – Age 32

Matt Brown has an extensive business background in several industries, including positions in finance, corporate strategy consulting, and public policy development. Mr. Brown graduated magna cum laude from the Boston University School of Management with a B.Sc in Finance in 2003. From 2004-2005, Mr. Brown worked for Bloomberg LP in a variety of positions including the development of the first Sharii’a-compliant equity screener for the Bloomberg Terminal dedicated to assisting Islamic Banking fund managers. From 2005-2007 Mr. Brown was a strategy consultant for Accenture advising senior executives in Telecommunications, Health Care Delivery, and Consumer Electronics. From 2007-2009 Mr. Brown led a Denver-area technology startup, www.Price.IS, where he was the lead technical architect on a mobile shopping tool designed to model consumer price elasticity across multiple product categories.

From 2009-2010, Matt served as the Executive Director of Coloradans for Medical Marijuana Regulation (CMMR), a 501(c)4 non-profit organization that actively lobbied in favor of strict, comprehensive regulations for Colorado’s nascent medical marijuana industry. In this role, Matt served as the primary point of contact between the medical marijuana industry and the Colorado General Assembly, Department of Revenue, Attorney General’s office, and various law enforcement organizations during the creation of new medical marijuana business regulations. In mid-2010, Matt left CMMR to become Managing Director of Organic Medical Research (OMR), a pharmaceutical research company interested in developing cannabis-derived pharmaceuticals. While at OMR, Matt developed a long-term research program that led to the closure of Full Spectrum Labs in Denver and the creation of a Canadian research company in British Columbia. In late 2011, Mr. Brown resumed his consulting practice and worked for multiple cannabis-related Canadian firms to design federally-approved cannabis research programs. Following Colorado’s legalization of Marijuana in November 2012, Mr. Brown returned to Denver and in February 2013 he co-founded My 420 Tours, North America’s first legal adult-use marijuana tourism company. In April 2014, Mr. Brown founded SproutHouse, the first Cannabis Biotechnology research incubator dedicated to accelerating the people, products, and policy driving cannabis innovation.

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

Item 11. Executive Compensation.

Name and Principal		Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Grischenko 6	2011	0	0	0	0	0	0	2,400	2,400
Chief Executive Officer, President	2012	0		0	0	0	0	0	0

Natalya Lastovka 7	2011	0	0	0	0	0	0	0	0
Chief Financial Officer, Treasurer & Secretary	2012	0	0	0	0	0	0	0	0

George Dory	2012	0	0	0	0	0	0	0	0
Director, President. Treasurer and Secretary	2013	0	0	0	0	0	0	0	0

John G. Michak III	2014	0	0	0	0	0	0	0	0

Matt Brown Director,	2014	0	0	0	0	0	0	0	0
President. Treasurer and Secretary
__________
6 Resigned as Officer and Director September 9, 2011
7 Resigned as Officer and Director September 9, 2011

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named directors and executive officers, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
George Dory	3,700,000	51%	Common

Dr. Robert R. Shields	0	0%
Director, President

Pramuan Upatcha	0	0%
Dorector President

John G. Michak III	0	0%
Director

Matt Brown
Director, President

Officers and Directors as a Group	0	0%	Common

There were no grants of stock options since inception to March 31, 2014. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

The following table sets forth:

1.	All compensation plans previously approved by security holders; and
2.	All compensation plans not previously approved by security holders.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have NotVested ($)	Equity Incentive Plan Awards: Numberof Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

George Dory	-	-	-	-	-	-	-	-	-

Dr, Robert Shields	-	-	-	-	-	-	-	-	-

Pramuan Upatcha	-	-	-	-	-	-	-	-	-

John G. Michak III	-	-	-	-	-	-	-	-	-

Matt Brown	-	-	-	-	-	-	-	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officer, director or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view. From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. During the year ended March 31, 2014 $5,000 in advances were made to the Company by the current president (March 31, 2013 - $26,043). On July 3, 2013 the Company’s President, in consideration for a payment of $10,000, agreed to forgive the balance of the shareholder debt of $42,082. The balance of the debt that was forgiven of $42,082 is reflected as a credit to additional-paid-in-capital as of March 31, 2014.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2014 we incurred approximately $10,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2013 we incurred approximately $8,610 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2013.

During the fiscal years ended March 31, 2014 and 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Greenhouse Solutions Inc.

Dated: August 27, 2014	By:	/s/ Matt Brown
Matt Brown
President and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer