Form 10-Q
period 2014-06-30
Greenhouse Solutions Inc.
filed 2014-09-08
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

16359 County Rd S, Fort Morgan, Co 80701

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

As of September 2, 2014 there were 86,760,000 common shares par value $0.001 issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENHOUSE SOLUTIONS INC.

CONDENSED  FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

CONDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENSED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-4

3

GREENHOUSE SOLUTIONS INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,711	$12,536
Due to related parties	5,000	5,000

TOTAL CURRENT LIABILITIES	23,711	17,536

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 25,000,000 shares authorized with $0.0001 par value
No Preferred shares issued or outstanding
Common stock, 200,000,000 shares authorized with $0.0001 par value
Issued and outstanding
86,760,000 common shares (March 31, 2014 –86,760,000)	8,676	8,676
Additional paid-in-capital	74,906	74,906
Common stock subscribed	31,000	31,000
Accumulated deficit	(138,293)	(132,118)

TOTAL STOCKHOLDERS’ DEFICIT	(23,711)	(17,536)
TOTAL LIABILITIES & STOCK HOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013
REVENUES	$-	$-
Cost of revenues	-	-
GROSS PROFIT	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	$6,175	$4,510

TOTAL OPERATING EXPENSES	6,175	4,510

NET OPERATING LOSS	(6,175)	(4,510)

NET LOSS	$(6,175)	$(4,510)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	86,760,000	86,760,000

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,175)	$(4,510)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	6,175	4,510

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	1

CASH, END OF PERIOD	$-	$1

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENT

JUNE 30, 2014

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $138,293 through June 30, 2014, and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

GREENHOUSE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENT

JUNE 30, 2014

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company has realized minimal revenues from operations. The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by its customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off- invoice markdowns and other price reductions, as well as trade promotions and coupons. The incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the company offers the incentive.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2014 and 2013 there were no potentially dilutive securities outstanding.

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

GREENHOUSE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENT

JUNE 30, 2014

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

GREENHOUSE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENT

JUNE 30, 2014

(Unaudited)

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

As at June 30, 2014 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTES TO CONDENSED FINANCIAL STATEMENT

JUNE 30, 2014

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

From time to time, the president and a stockholder of the Company provide advances to the Company for its working capital purposes. As of June 30, 2014 $5,000 in advances from related parties were outstanding, bear no interest, are unsecured, and have no set repayment term.

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

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 12:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

On July 3, 2013, the Company received $28,500 in net proceeds through a private placement for $0.50 per share and will issue 57,000 common shares of the Company. Currently this amount is shown as Common stock subscribed on the balance sheet.

On November 14, 2013, the Company received $2,500 in net proceeds through a private placement for $0.50 per share and will issue 5,000 common shares of the Company. Currently this amount is shown as Common stock subscribed on the balance sheet.

As of June 30, 2014, the Company has not issued any shares, granted any options, or recorded any share-based compensation.

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

Results of Operations

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Revenue	$	Nil	$	Nil
Operating Expenses		6,175		4,510
Net Income (Loss)		(6,175)		(4,510)

For the three month period ended June 30, 2014, our operating expenses consisted of general and administrative expenses of $6,175, resulting in a net loss of $6,175 as compared to general and administrative expenses of $4,510, resulting in a net loss of $4,510 for the three month period ended June 30, 2013.

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

Satisfaction of Our Cash Obligations for the Next Twelve Months

As of June 30, 2014, our cash balance was $ nil. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

4

Liquidity and Capital Resources

We have incurred $138,293 in netlosses since inception. As of June 30, 2014, we had $nil in cash compared to $nil in cash at March 31, 2014. As of June 30, 2014, we had a working capital deficiency of $23,711, compared to a working capital deficiency of $17,536 as of March 31, 2014.

Net cash used in operating activities for the three months ended June 30, 2014 was $nil, compared with net cash used in operating activities of $nil for the three months ended June 30, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

6

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
31.1	Section 302 Certification of Matt Brown - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Matt Brown - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

 *filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENHOUSE SOLUTIONS INC.

Dated: September 5, 2014	By:	/s/ Matt Brown
Matt Brown
President, Chief Executive Officer (Principal Executive Officer) and Director