Form 10-Q
period 2014-09-30
Greenhouse Solutions Inc.
filed 2015-01-07
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to _____________

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

_____________________________________________________________

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

As of January 5, 2015 there were 86,822,000 common shares par value $0.001 issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENHOUSE SOLUTIONS INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

CONDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENSED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-4

3

GREENHOUSE SOLUTIONS INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$124	$-

TOTAL ASSETS	$124	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities (including related party amounts of $11,866 and $0, respectively)	$21,652	$12,536
Due to related parties	5,150	5,000

TOTAL CURRENT LIABILITIES	26,802	17,536

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 25,000,000 shares authorized with $0.0001 par value No Preferred shares issued or outstanding	-	-
Common stock, 200,000,000 shares authorized with $0.0001 par value Issued and outstanding 86,822,000 common shares (March 31, 2014 –86,760,000)	8,682	8,676
Additional paid-in-capital	105,900	74,906
Common stock subscribed	45,000	31,000
Accumulated deficit	(186,260)	(132,118)

TOTAL STOCKHOLDERS’ DEFICIT	(26,678)	(17,536)

TOTAL LIABILITIES & STOCK HOLDERS’ DEFICIT	$124	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE	$-	$-	$-	$-
Cost of revenues	-	-	-	-

GROSS PROFIT	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	47,967	7,633	54,142	12,143

TOTAL OPERATING EXPENSES	47,967	7,633	54,142	12,143

NET OPERATING LOSS	(47,967)	(7,633)	(54,142)	(12,143)

NET LOSS	$(47,967)	$(7,633)	$(54,142)	$(12,143)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	86,765,391	86,760,000	86,762,710	86,760,000

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30, 2014	Six months ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(54,142)	$(12,143)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued liabilities	9,116	(7,903)

NET CASH USED IN OPERATING ACTIVITIES	(45,026)	(20,046)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	150	(5,000)
Common stock subscribed	45,000	28,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,150	23,500

NET INCREASE IN CASH	124	3,454

CASH, BEGINNING OF PERIOD	-	1

CASH, END OF PERIOD	$124	$3,455

The accompanying notes are an integral part of these condensed financial statements.

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $186,260 through September 30, 2014, and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2013 and 2014 there were no potentially dilutive securities outstanding.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reported period. Management bases its estimates on historical experience and on various assumptions that

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates (continued)

are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

As at September 30, 2014 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

During the three months ended September 30, 2014, the Company’s CEO advanced $150 to the Company. As of September 30, 2014, $5,150 in advances from related parties were outstanding. These amounts (reported as due to related parties on the balance sheet) bear no interest and are payable on demand.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001. No preferred shares have been issued.

On July 3, 2013, the Company received $28,500 in net proceeds through a private placement for $0.50 per share (57,000 common shares). On September 23, 2014 the Company issued the common shares.

On November 14, 2013, the Company received $2,500 in net proceeds through a private placement for $0.50 per share (5,000 common shares). On September 23, 2014 the Company issued the common shares.

On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. Currently this amount is shown as common shares subscribed on the balance sheet. As of the date these financial statements were issued, the 75,000 common shares have not been issued.

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

We do not expect to generate revenue for the next 12 months, which would be insufficient to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

	Three Months Ended September 30, 2014		Six Months Ended September 30, 2014
Revenue	$	Nil	$	Nil
Operating Expenses		47,967		54,142
Net Income (Loss)		(47,967)		(54,142)

For the three month period ended September 30, 2014, our operating expenses consisted of general and administrative expenses of $47,967 resulting in a net loss of $47,967 as compared to general and administrative expenses of $7,633 resulting in a net loss of $7,633 for the three month period ended September 30, 2013. The increase in general and administrative expense is primarily due to increases in legal fees, management fees and consulting fees.

For the six month period ended September 30, 2014, our operating expenses consisted of general and administrative expenses of $54,142 resulting in a net loss of $54,142 as compared to general and administrative expenses of $12,143 resulting in a net loss of $12,143 for the six month period ended September 30, 2013. The increase in general and administrative expense is primarily due to increases in legal fees, management fees and consulting fees.

Financing Activities

On July 3, 2013, the Company received $28,500 in net proceeds through a private placement for $0.50 per share (57,000 common shares). On September 23, 2014 the Company issued the common shares.

On November 14, 2013, the Company received $2,500 in net proceeds through a private placement for $0.50 per share (5,000 common shares). On September 23, 2014 the Company issued the common shares.

On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. We intend to seek additional funding through public or private financings to fund our operations through fiscal 2015 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

4

Liquidity and Capital Resources

As of September 30, 2014, our cash balance was $124 as compared to a cash balance of $Nil at March 31, 2014. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting, as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

6

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Redgie Green - Director, Chief Executive Officer, President, Treasurer, chief financial officer and principal accounting officer of the Company *

32.1	Section 906 Certification of Redgie Green - Director, Chief Executive Officer, President, Treasurer, chief financial officer and principal accounting officer of the Company *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*filed herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENHOUSE SOLUTIONS INC.

Dated: January 7, 2015	By:	/s/ Redgie Green
Redgie Green
President, Chief Executive Officer (Principal Executive Officer) and Director

8