Form 10-Q
period 2014-12-31
Greenhouse Solutions, Inc.
filed 2015-02-17
CIK 1491525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2014

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-54759

                           GREENHOUSE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

Nevada                                                        45-2094634
------                                              ----------------------------
(State of Incorporation)                           (IRS Employer ID Number)

        8400 East Crescent Pwky., Suite 600, Greenwood Village, CO 80111
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                  970-439-1905
                                ----------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days.               Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).       Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [ ]                             Accelerated filer [ ]
Non-accelerated filer      [ ]                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 11, 2015, there were 86,822,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1. Financial Statements        (Unaudited)                              4


         Consolidated Balance Sheets - December 31, 2014 and
                  March 31, 2014                                             5

         Consolidated Statements of Operations -
                  For Nine Months Ended December 31, 2014 and 2013           6

         Consolidated Statements of Cash Flows -
                  For the Nine Months Ended December 31, 2014 and 2013       7

         Notes to the Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                           14

Item 4. Controls and Procedures                                              15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                    15

Item 1A. Risk Factors - Not Applicable                                       15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          15
                  -Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable                     15

Item 4. Mine Safety Disclosures - Not Applicable                             15

Item 5. Other Information - Not Applicable                                   16

Item 6. Exhibits                                                             16

SIGNATURES                                                                   17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            GREENHOUSE SOLUTIONS INC.
                            CONDENSED BALANCE SHEETS


                                                             December 31,             March 31,
                                                                 2014                    2014
                                                           ------------------      -----------------
                                                              (Unaudited)

ASSETS

    Current assets
          Cash                                                         $ 685                    $ -
                                                           ------------------      -----------------

    Total Assets                                                       $ 685                    $ -
                                                           ==================      =================


LIABILITIES & STOCKHOLDERS' DEFICIT

    Current liabilities
          Accounts payable                                           $ 4,393               $ 12,536
          Notes payable                                               65,161                  5,000
                                                           ------------------      -----------------
              Total current liabilties                                69,554                 17,536


    Stockholders' Equity
         Preferred stock, 25,000,000 shares authorized
              with $0.0001 par value. No Preferred
              shares issued or outstanding
          Common stock, 200,000,000 shares authorized
              with $0.0001 par value. 86,822,000 issued and
              outstanding (March 31, 2014 - 86,760,000)                8,682                  8,676

          Additional paid in capital                                 105,900                 74,906
          Common stock subscribed                                     45,000                 31,000
          Accumulated deficit                                       (228,451)              (132,118)
                                                           ------------------      -----------------
    Total Stockholders' Deficit                                      (68,869)               (17,536)

                                                           ------------------      -----------------
    Total Liabilities and Stockholders' Deficit                        $ 685                    $ -
                                                           ==================      =================


The accompanying notes are an integral part of these financial statements.



                                    GREENHOUSE SOLUTIONS INC.
                               CONDENSED STATEMENTS OF OPERATIONS



                                                     Three Months Ended                           Nine Months Ended
                                                        December 31,                                 December 31,
                                          ------------------------------------------   -----------------------------------------
                                                 2014                  2013                   2014                  2013
                                          -------------------   --------------------   -------------------   -------------------

REVENUE                                                  $ -                    $ -                   $ -                   $ -
      Cost of revenues                                     -                      -                     -                     -
                                          -------------------   --------------------   -------------------   -------------------
GROSS PROFIT                                               -                      -                     -                     -
                                          -------------------   --------------------   -------------------   -------------------

Operating Expenses:
     Consulting services                              12,690                      -                22,440                     -
     Dues and subscriptions                           10,574                      -                12,272                     -
     Management consulting                             7,000                      -                24,400                     -
     Professional fees                                 4,313                  2,500                23,877                 9,610
     General and administrative                        7,614                    631                13,294                 5,664
                                          -------------------   --------------------   -------------------   -------------------
         Total operating expenses                     42,191                  3,131                96,283                15,274

                                          -------------------   --------------------   -------------------   -------------------
Income (loss) from operations                        (42,191)                (3,131)              (96,283)              (15,274)

Other income (expense)
     Interest income                                       -                      -                     -                     -
                                                           -                      -                     -                     -
                                          -------------------   --------------------   -------------------   -------------------
         Other income (expense) net                        -                      -                     -                     -

                                          -------------------   --------------------   -------------------   -------------------
Income (loss) before provision                       (42,191)                (3,131)              (96,283)              (15,274)
     for income taxes

Provision (credit) for income tax                          -                      -                     -                     -

                                          -------------------   --------------------   -------------------   -------------------
Net income (loss)                                  $ (42,191)              $ (3,131)            $ (96,283)            $ (15,274)
                                          ===================   ====================   ===================   ===================


Net income (loss) per share
(Basic and fully diluted)                            $ (0.00)               $ (0.00)              $ (0.00)              $ (0.00)
                                          ===================   ====================   ===================   ===================

Weighted average number of
common shares outstanding                         86,822,000             86,760,000            86,822,000            86,760,000
                                          ===================   ====================   ===================   ===================


     The accompanying notes are an integral part of these financial statements.



                                    GREENHOUSE SOLUTIONS INC.
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                      Nine Months                 Nine Months
                                                                        Ended                       Ended
                                                                  December 31, 2014           December 31, 2013
                                                               ------------------------    ------------------------

Cash Flows From Operating Activities:
     Net income (loss)                                                       $ (96,333)                  $ (15,274)

     Adjustments to reconcile net loss to net cash used
     in operating activities:
Changes in operating assets and liabilities
      Increase (decrease) in accounts payable and
      accrued liabilities                                                       (8,143)                    (10,727)
                                                                                     -                           -
                                                               ------------------------    ------------------------
NET CASH USED IN OPERATING ACTIVITIES                                         (104,476)                    (26,001)


NET CASH USED IN INVESTING ACTIVITIES                                              $ -                         $ -

                                                               ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Due to related parties                                                       150                      (5,000)
      Proceeds from shares subscribed                                           45,000                      31,000
      Common shares issued for subscriptions received                          (31,000)
      Received from notes payable                                               60,011                           -
      Sales of common stock                                                     31,000                           -
                                                               ------------------------    ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      105,161                      26,000


Net Increase (Decrease) In Cash                                                    685                          (1)

Cash At The Beginning Of The Period                                                  -                           1

                                                               ------------------------    ------------------------
Cash At The End Of The Period                                                    $ 685                         $ -
                                                               ========================    ========================


Schedule of Non-Cash Investing and Financing Activities

                                                                                                               $ -
                                                                                                               $ -


Supplemental Disclosure

Cash paid for interest                                                                                         $ -
Cash paid for income taxes                                                                                     $ -

   The accompanying notes are an integral part of these financial statements.


                                            GREENHOUSE SOLUTIONS INC.
                                        STATEMENT OF STOCKHOLDER'S EQUITY


                                               Common Stock                             Common
                                                          Amount          Paid in        Stock       Accumulated    Stockholders'
                                          Shares       ($0.001 Par)       Capital     Subscribed       Deficit        Deficit
                                      --------------- ------------  --------------  ------------ ---------------  ---------------

Balances - March 31, 2012                 86,760,000      $ 8,676        $ 32,824           $ -       $ (69,503)      $ (28,003)

Net loss for the period                                                                                 (42,224)        (42,224)
                                      --------------- ------------  --------------  ------------ ---------------  --------------

Balances - March 31, 2013                 86,760,000        8,676          32,824             -        (111,727)        (70,227)

Forgiveness of debt related party
   3-Jul-13                                                                42,082                                        42,082

Common stock subscribed                                                                  31,000                          31,000

Net loss for the period                                                                                 (20,391)        (20,391)
                                      --------------- ------------  --------------  ------------ ---------------  --------------

Balances - March 31, 2014                 86,760,000        8,676          74,906        31,000        (132,118)        (17,536)

Sale of common stock                          62,000            6          30,994       (31,000)

Common stock subscribed                                                                  45,000                          45,000

Net loss for the period                                                                                 (96,333)        (96,333)
                                      --------------- ------------  --------------  ------------ ---------------  --------------

Balances - December 31, 2014              86,822,000      $ 8,682       $ 105,900      $ 45,000       $(228,451)      $ (68,869)
                                      =============== ============  ==============  ============ ===============  ==============

           The accompanying notes are an integral part of these financial statements.

                           GREENHOUSE SOLUTIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS,
                       NINE MONTHS ENDED DECEMBER 31, 2014


NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:
------------------------------------------------------

Greenhouse Solutions, Inc. (the "Company" or "Greenhouse Solutions") is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company is involved in the sale and distribution of urban gardening products and greenhouses on the North American Market.

Basis of Presentation - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U>S> generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments which are considered necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $228,451 through December 31, 2014, and has not yet established an on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of providing financial consulting services on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Revenue recognition

The Company has realized minimal revenues from operations. The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. The incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common share during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2013 and 2014 there were no potentially dilutive securities outstanding.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

The Company maintains a valuation allowance with respect to deferred tax asset. Greenhouse Solutions establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change estimate.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company's long -lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the assets expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review; (i) significant under-performance or losses of assets relative to expected historical or projected future operating results;
(ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner of use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company's significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee  is  required  to  provide  service  in  exchange  for the  award - the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As of December 31, 2014, the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

In June 2014, the FASB issued ASU 2014-10,  "Development  Stage Entities  (Topic
915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of March 31, 2014.

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2014, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS

Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist. Representation about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

During the three months ended September 30, 2014 the Company's CEO advanced $150 to the Company.

NOTE 4 - STOCKHOLDERS' DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at December 31, 2014 there are no preferred shares issued or outstanding.

As at December 31, 2014 the total number of common shares outstanding was 86,822,000. On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. On September 23, 2014 the Company issued 362,000 shares of common stock for monies previously received for common stock at $0.50 per share. Currently the amount shown as common stock subscribed on the balance sheet is $45,000. As of the date of these financial statements, the 75,000 common shares have not been issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company was involved in the sale and distribution of gardening products and greenhouses in the North American market. On September 2, 2009 we incorporated a wholly owned (ownership interest - 100%) subsidiary Greenhouse Solutions, Inc. an Ontario, Canada based company to facilitate our operations and cross border goods transfer to and from Canada. We did conduct our operations in Canada through our Canadian subsidiary and our operations in USA through our parent corporation, Greenhouse Solutions, Inc. (USA). References in this Report to "Greenhouse Solutions" refer to Greenhouse Solutions Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Operations of our subsidiary were discontinued and sold on September 9, 2011.

We do not expect to generate revenue for the next 12 months, which would be sufficient to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three month period ended December 30, 2014, our operating expenses consisted of general and administrative expenses of $42,141 resulting in a net loss of $42,141 as compared to general and administrative expenses of $3,130 for the same period in 2013. The increase in general and administrative fees is primarily due to increases in legal fees, management fees and consulting fees.

For the nine month period ended December 31, 2014, our operating expenses consisted of general and administrative expenses of $96,283 resulting in a net loss of $96,283 as compared to general and administrative expenses of $15,274 resulting in a net loss of $15,274 for the nine month period ended December 31, 2014. The increase in general and administrative expense is primarily due to increases in legal, management and consulting fees.

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

On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. As of the date of these financial statements these share have not been issued.

On November 7, 2014, the Company received $29,961 in funds advanced by a stockholder of the Company. On November 13, 2014, the Company received an additional $30,000 from another stockholder. These are considered loans and the formal papers outlining the terms and conditions of these loans are yet to be agreed on.

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

Liquidity and Capital Resources

As at December 31, 2014, our cash balance was $685 as compared to $Nil at March 31, 2014. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

None

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2014 through December 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

   Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

   Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

   Exhibit 101.INS    XBRL Instance Document(1)

   Exhibit 101.SCH    XBRL Taxonomy Extension Schema Document(1)

   Exhibit 101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document(1)

   Exhibit 101.DEF    XBRL Taxonomy Extension Definition Linkbase Document(1)

   Exhibit 101.LAB    XBRL Taxonomy Extension Label Linkbase Document(1)

   Exhibit 101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document(1)

     ------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        GREENHOUSE SOLUTIONS, INC.
                                        (Registrant)



Dated: February 13, 2015                By: /s/ Rik J. Deitsch
                                            ------------------------------------
                                            Rik J. Deitsch
                                            Chief Executive Officer