Form 10-K
period 2015-03-31
Greenhouse Solutions, Inc.
filed 2015-08-03
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2015

or

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-54759

Commission file number

Greenhouse Solutions Inc.
(Exact name of registrant as specified in its charter)
Nevada	45-2094634
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8400 East Crescent Pkwy, Suite 600 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

(970) 439-1905

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. __ Yes   x No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. __ Yes   x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  x Yes __ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). __ Yes   x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __ Yes   x No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	__	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __ Yes   x No

The aggregate market value of  our common shares of voting stock held by non-affiliates of our Company at March 31, 2015, computed by reference to the market price ($0.29) as of the last business day of the registrant's most recently completed fiscal quarter (June 30, 2015), was $13,520,380.

As of June 30, 2015 there were 86,822,000 common shares, par value $0.001, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our operations and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "common stock" refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "our Company," "us," "we," "our." "Greenhouse Solutions" or the "Company" are to Greenhouse Solutions, Inc.

DESCRIPTION OF BUSINESS

Our Company was incorporated under the laws of the State of Nevada on April 8, 2009. We are involved in the sale and distribution of urban gardening products and greenhouses in the North American market, and is currently expanding the business into the development, marketing, production, and sale of cannabidiol ("CBD") enhanced products for both personal health use and canine use, in addition to probiotic-based nutraceuticals. We also intend to provide consulting services for the urban gardening industry and will act as a non-stocking distributor of lighting solutions, soils mixtures and nutrient supplements for greenhouses through our website at www,greenhousesolutionsinc.com.  Such website is not incorporated into or a part of this filing.

COMPANY OVERVIEW

We intend to generate our future revenues from sales of greenhouse design and consulting services and products, and from sales of our cannabidiol ("CBD") enhanced products for both the personal health and companion pet markets.

GREENHOUSE DESIGN AND CONSULTING

Our design and consulting service offers an all-inclusive solution to the expansion and efficiency of hydroponic and agricultural businesses nationwide. Our consultants can supply a comprehensive solution to the design, build, implementation, production, and expansion of all variations of indoor, outdoor and greenhouse agricultural business. We intend to use in-house design, consultation, construction and online hydroponic store to cover several segments in this industry. We believe the experience of its design and consulting team far exceeds that of any current competitors nationwide.

NUTRACEUTICAL PRODUCTS

We intend to expand our business model with efforts in the development, marketing, production, and sales of CBD products for both the personal health and companion pet markets utilizing a licensed probiotic delivery system (US Patent #6,080,401) and other licensed formulas. CBD is a naturally occurring substance found in both the cannabis and hemp species of the Cannabis Sativa plant. The extracted oil is non-psychoactive and is actively being researched and implemented in a number of conditions, including: Dravet Syndrome, Multiple Sclerosis (MS), depression and schizophrenia. As research continues into the broad spectrum of uses for CBD, We intend to produce and sell various products for the wellness marketplace that utilize the ingredient CBD.

ONLINE RETAIL OF GREENHOUSE PRODUCTS

We will continue to act as a distributor of lighting solutions, soils mixtures and nutrient supplements for greenhouses through our website at www.greenhousesolutionsinc.com.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended March 31, 2015, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORPORATE STRATEGY

We are attempting to build a diversified company with interests in three divisions:

1)       Design and consulting in the greenhouse industry,

2)       Nutraceutical products for humans and animals, and

3)       Online retail for greenhouse supplies.

GREENHOUSE DESIGN AND CONSULTING

Our design and consulting service offers an all-inclusive solution to the expansion and efficiency of hydroponic and agricultural businesses nationwide. We are able to supply a comprehensive solution to the design, build, implementation, production, and expansion of all variations of indoor, outdoor and greenhouse agricultural business. We intend to utilize in house design, consultation, construction and online hydroponic store to market to the greenhouse industry. We believe the experience of its design and consulting team far exceeds that of any current competitors nationwide. This division is a service division led by architect Ted Tinsman, Vice President of Architecture, and industry leading mechanical engineer Loren Priest, Vice President of Engineering.

NUTRACEUTICAL PRODUCTS

Cannabidiol is a naturally-occurring substance found in both the cannabis and hemp species of the Cannabis Sativa plant. The extracted oil is non-psychoactive and is being researched by others for possible prescription for a number of conditions, including: Dravet Syndrom, Multiple Sclerosis (MS), depression, and schizophrenia. As research continues into the broad spectrum of uses for CBD, We intend to seek to develop various products for the wellness marketplace that may utilize the ingredient.

We intend to engage in the development, marketing, production, and sales of CBD products for both the personal health and companion pet markets, some of which may utilize a licensed probiotic delivery system (US Patent #6,080,401).  We acquired a limited license to use the above referenced Patent developed by scientist Dr. M.S. Reddy for CBD hemp and cannabis based products. Dr. Reddy's patent covers a wide variety of therapeutic and nutraceutical cannabis and industrial hemp products. We also acquired exclusive license rights to a number of proprietary nutraceutical formulations from MGRD, Inc., owned by Officer and Directors Rik Deitsch.

Dr. Reddy's licensed patent includes the introduction of probiotics as part of the delivery method for certain therapeutics. Probiotics are bacteria or micro-organisms that are beneficial to the health of an individual. They are essentially an opposite of antibiotics, which are inhibitory to other bacteria, including probiotic bacteria. Probiotics are predominately lactic acid producing bacteria. In contrast to herbal medicine, probiotics developed as a science only recently; and this science remains unacknowledged by many medical practitioners. One of the earliest discoveries that bacteria can improve human health was by Dr. Metchnikoff, a Russian scientist, in 1907. Since then, there have been favorable reports about probiotics' utility, including, for example, that lactobacillus acidophilus reduces colon cancer in humans. In 2011, experts at Yale University reviewed the research. They concluded that probiotics are most effective for, but not limited to: Treating childhood diarrhea, treating ulcerative colitis, treating necrotizing enterocolitis (a type of infection and inflammation of the intestines mostly seen in infants), preventing antibiotic-associated diarrhea and infectious diarrhea, preventing pouchitis (an inflammation of the intestines that can follow intestinal surgery), treating and preventing eczema associated with cow's milk allergy, helping the immune system, treating symptoms of irritable bowel syndrome, treating vaginitis, treating diarrhea caused by C. difficile bacteria, and treating Crohn's disease.

The use of pre- and pro-biotics have become commonplace in the last few years, with research providing evidence for their benefit in the treatment and prevention of a variety of gastrointestinal issues, as well as immune system dysfunctions. Probiotics are bacteria or micro-organisms that are beneficial to the health of an individual. The license includes the introduction of probiotics as part of the delivery method for certain therapeutic products derived from hemp or cannabis (at this time being only CBD without THC). We intend to develop different therapeutic products with the help of probiotics, with the design to deliver therapy more efficiently and at lower dosages, intending to reduce possible complications, as well as increasing efficacy.

Additionally through our GreenFit and GreenSlim divisions, we are working to develop a line of sports nutritional and weight loss supplements implementing the use of the licensed probiotic intellectual property. We believe probiotics may solve many of the digestive problems associated with products currently on the market today.

ONLINE RETAIL OF GREENHOUSE PRODUCTS

We intend to expand our online marketing of greenhouse products through our website. We currently offer various products intended for use in greenhouse systems, such as lighting solutions, soils mixtures and nutrient supplements. Our online retail is found at www.greenhousesolutionsinc.com.

Strategic Focus

Our corporate strategy in developing our operations is as follows:

To design and produce CBD enhanced nutraceutical products for sale to the general public.

We intend to create CBD products that contain formulations unseen in the current market in the nutraceuticals industry. We believe that our formulations will set us apart from competing products for promoting health.

We have a license agreement for exclusive rights to formulations for CBD products, intended for, subject to performance, treating various symptoms of diseases and ailments. We intend to begin manufacturing and marketing of these CBD products with expansion of products over the next five years.

To expand greenhouse design and consulting services and online retail sales.

We plan to expand our greenhouse design and consulting services through marketing strategies.  Using previous successful clients as examples, and marketing our highly experienced team, we intend to continue expanding our consulting services while cross-promoting sales of related products through our online store.

COMPETITION, MARKETS, REGULATION AND TAXATION

COMPETITION

Greenhouse Supply Industry

The greenhouse design market is highly competitive and rapidly evolving, resulting in a dynamic competitive environment involving architects, engineers, consulting and design/build firms and greenhouse suppliers. Competitive factors in the greenhouse agricultural or cannabinoid segment includes location, climate, cost to build, size, efficiency, quota, etc., customer service and support. We will compete with a number of existing companies as well as new companies which may enter the market in design and elements of design.

All of our competitors have longer operating histories, greater name recognition, larger and more established client bases and significantly greater financial and marketing resources than we do. These competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients. In addition, many of our current or potential competitors have broad recognition that may be used to distribute competing handcrafted outdoor garden products directly to end-users or purchasers.

Greenhouse Design Industry

There are a number of manufacturers and distributors of greenhouses and gardening products in North America, which offer turnkey design/build services, with which we will be competing.

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

Rion Greenhouses is another manufacturer of greenhouses as well as the largest distributor of greenhouses in the United States. Rion Greenhouses produces greenhouses under fourteen different brands, including Julianna, EasyGrow, Halls and EcoGro. Greenhouses.com is Rion's online store where all Rion's brand greenhouses are sold. They also sell through other online stores such as Amazon.com, Garden.com and Walmart.com.

There are many other smaller independent manufacturers and distributors of greenhouses in North America. Due to limited financing and fierce competition we may not be able to generate sustainable revenues for this segment and will have to cease operations.

ON-LINE GREENHOUSE PRODUCTS

Online Greenhouse Product Marketing

The online greenhouse products market is highly competitive and rapidly evolving, resulting in a dynamic competitive environment with several dominant national and multi-national leaders, both in up-scale and mass-market urban gardening and greenhouse supplies. Competitive factors in the greenhouse and other urban gardening equipment manufacturing and distributing segments include product quality, marketing and distribution resources, customer service and support and price of product.

We will compete with a number of existing companies which may enter the market with new products through on-line portals.

All of our competitors have longer operating histories, greater name recognition, larger and more established client bases and significantly greater financial and marketing resources than we do. These competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients. In addition, many of our current or potential competitors have broad recognition and distribution channels that may be used to distribute competing handcrafted outdoor garden products directly to end-users or purchasers.

There are many manufacturers and distributors of greenhouse products in North America, most of which have competing on-line marketing presences.

Many of the manufacturers of greenhouse products have on-line sites and distribute also through major retailers such as Home Depot and Lowes, and online stores such as Amazon.com, Kmart.com, Sears.com, Garden.com and Walmart.com.

There are many other smaller independent manufacturers and distributors of greenhouses and gardening products in North America. Due to limited financing and fierce competition we may not be able to generate sustainable revenues for this segment and will have to cease operations for the website.

Nutraceutical Industry

The nutraceutical industry is subject to significant competition and pricing pressures. We may experience significant competitive pricing pressures as well as competitive products. Several significant competitors may offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement and nutraceutical companies; however, we believe that our products are unique and will set themselves apart from competing products. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in research and shifts in customer preferences away from natural supplements could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

MARKETS

The user market for CBD products and other nutraceuticals is generally an individual who has a specific health issue where a health advisor or distributor has provided or directed that user to our product. The market for nutraceuticals is subject to many influential factors, but the main issues affecting the market are consumer spending and government regulation.

The market for greenhouses includes household consumers and agricultural businesses alike. The market for greenhouses may see increased demand amongst agricultural businesses, particularly in states like Colorado, Oregon, and Washington, with the legalization of cannabis.

REGULATION OF NUTRACEUTICALS

The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by several federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the U.S. Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). These activities are also regulated by various agencies of the states and localities in which our products are sold. The FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics, whereas the FTC has jurisdiction to regulate the advertising of these products.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") defines "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. New dietary ingredients (those not marketed in the U.S. prior to October 15, 1994) must be the subject of a notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." The notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA has issued guidance regarding the content of a new dietary ingredient notification. Should the FDA choose to enforce the guidance, it could have a negative effect on the innovation and continued marketing of dietary supplements; the FDA may not accept any particular evidence of safety for any new dietary ingredient, preventing the marketing of those dietary ingredients.

DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without premarket FDA approval, however, such statements must be submitted within 30 days of marketing and must bear a label disclosure that "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." Statements of nutritional support may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company using such statements must possess scientific evidence substantiating that the statement is truthful and not misleading. Any statements determined to be outside of these guidelines or unsubstantiated would be prevented from being used.

DSHEA also provides that so-called "third-party literature," a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Third-party literature must not be false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. Any dissemination of non-compliant literature could subject our product to regulatory action as an illegal drug.

The FDA's Good Manufacturing Practices ("GMP") regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the GMP regulations for drugs. The FDA could in the future choose to inspect one of our facilities for compliance with these regulations, and could cause non-compliant products made or held in the facility to be subject to FDA enforcement actions.

The FDA has broad authority to enforce the provisions of the FDCA and their regulation of foods, dietary supplements and cosmetics may increase or become more restrictive in the future. Additional legislation could be passed which would impose substantial new regulatory requirements for dietary supplements, potentially raising our costs and hindering our business.

Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

In addition to FDA and FTC regulations, our products may face further regulation under the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

CONTROLLED SUBSTANCE REGULATION

At some point our products may be developed and be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce "controlled substances" at this time, due to regulatory complications.

GREENHOUSE INDUSTRY REGULATION

Other than as governed under controlled substance regulation as discussed above, the greenhouse industry is primarily regulated by local building, zoning and fire codes.  As the Cannabis industries expands, there may be other regulations adopted, which may affect the greenhouse industry focused on cannabis or hemp

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

COMPLIANCE WITH ENVIRONMENTAL LAWS

As we begin to manufacture nutraceutical products, we or our contract manufacturers will become subject to numerous federal, state, local and foreign laws and regulations governing our operations, including the handling, transportation and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater. Failure to comply with those laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. Changes in environmental laws or the interpretation thereof or the development of new facts could also cause us to incur additional capital and operational expenditures to maintain compliance with environmental laws and regulations. We will also become subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Failure to comply with environmental laws could have a material adverse effect on our business or financial performance.

EMPLOYEES

We have 1 full-time employee at the present time, John Michak, our COO. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations. We do not have written employment agreements with any of our officers or directors at this time. We have written consulting agreements in place with Mr. Ted Tinsman, and with our Vice President of Engineering, Mr. Loren Priest. These agreements are part-time consulting as needed by us.

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

Item 1A. Risk Factors.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO GREENHOUSE SOLUTIONS' PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; GREENHOUSE SOLUTIONS' LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF GREENHOUSE SOLUTIONS' FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. GREENHOUSE SOLUTIONS IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISKS RELATED TO OUR COMPANY AND THE BUSINESS

We will be in competition with other service providers for our design and consulting division, who may cause our division to fail to grow or become profitable.

We will have numerous competing architects and engineers who offer their services to the cannabis industry. They may offer services at lower rates, and we may be unable to profitably compete, resulting in lack of business and loss of operations.

We sell our products and services in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our services.

The nutraceutical industry is subject to significant competition and pricing pressures. We will experience significant competitive pricing pressures as well as competitive products. Several significant competitors offer products with prices that may match or are lower than ours. We believe that the products we offer are generally competitive with those offered by other supplement and nutraceutical companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in research and shifts in customer preferences away from natural supplements could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth is largely dependent upon our ability to successfully compete with new and existing competitors by developing or acquiring new products that achieve market acceptance with acceptable margins.

Our business operates in markets that are characterized by rapidly changing products, evolving industry standards and potential new entrants. For example, a number of new companies with innovative products, which promise significant health benefits are established every year and are competitive with our products. If these companies gain market acceptance, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging trends in our target end-markets; develop, acquire and maintain competitive products; enhance our products by adding innovative features that differentiate us from our competitors; and develop or acquire and bring products to market quickly and cost-effectively. Our ability to develop or acquire new products based on quality research can affect our competitive position and requires the investment of significant resources. These acquisitions and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new research or products on a timely basis. New or enhanced products may not satisfy consumer preferences and potential product failures may cause consumers to reject these products. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior designs or business strategies, impairing our brand and the desirability of our products, which may cause consumers to defer or forego purchases of our products or services. Also, the markets for our products and services may not develop or grow as we anticipate. The failure of our products to gain market acceptance, the potential for product defects or the obsolescence of our products could significantly reduce our revenue, increase our operating costs or otherwise adversely affect our business, financial condition, results of operations or cash flows.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We believe we are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other health and wellness companies. Consumer perception of health products, nutrition supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutritional supplements and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, particularly sales and marketing. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our bonus programs, may not always be successful in attracting new employees or retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

●	our ability to deliver products in a timely manner in sufficient volumes;
●	our ability to recognize product trends;
●	our loss of one or more significant customers;
●	the introduction of successful new products by our competitors; and
●	adverse media reports on the use or efficacy of nutritional supplements.
●	our inability to make our design and consulting service division profitable
●	our inability to make our online marketing division profitable.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to fulfill our contractual obligations, complete the research and development of our planned services, obtain regulatory approvals, and execute our business plan, generally. We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled employees and professionals and adequate funds in a timely manner.

Our insurance coverage or third party indemnification rights may not be sufficient to cover our legal claims or other losses that we may incur in the future.

We maintain insurance, including property and workers' compensation to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer's requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

If developed our brands may become valuable, and any inability to protect them could reduce the value of our products and brand.

We may invest significant resources to build and protect our brands. However, we may be unable or unwilling to strictly enforce our rights, including our trademarks, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

We may be subject to infringement claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

Our industry is characterized by vigorous pursuit and protection of brands, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our partners for which we may be liable.

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services.

An increase in product returns could negatively impact our operating results and profitability.

We will permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns are expected to be nominal and within management's expectations and the provisions established, future return rates may increase more than anticipated. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development of our products.

We do not currently operate manufacturing facilities for production of our products. We lack the resources and the capabilities to manufacture our products. We do not intend to develop facilities for the manufacture of products in the foreseeable future. We will rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products.

Our contract manufacturers' failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

A shortage in the supply of key raw materials could increase our costs or adversely affect our sales and revenues.

All of the raw materials for our products are obtained from third-party suppliers. Shortages in certain ingredients could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Because we are subject to numerous laws and regulations, and we may become involved in litigation from time to time, we could incur substantial judgments, fines, legal fees and other costs.

Our industry is highly regulated. The manufacture, labeling and advertising for our products are regulated by various federal, state and local agencies as well as those of each foreign country to which we distribute. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future. The U.S. Food and Drug Administration, or FDA, regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

Our products may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful, our ability to generate significant revenue depends on the acceptance of our products by consumers. We cannot assure you that any planned products will achieve market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, the price of the product, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

Problems in our manufacturing process, failure to comply with manufacturing regulations or unexpected increases in our manufacturing costs could harm our business, results of operations and financial condition.

The manufacturing of products necessitates compliance with international Good Manufacturing Practice, or GMP, and other international regulatory requirements. Important to this is our ability to obtain a successful manufacturer of our proposed products, which involves obtaining botanical raw material under highly controlled and standardized conditions, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features. In addition, we must ensure consistency among our batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. For each step in the manufacturing process, we will rely on single manufacturing facilities and no back-up facilities are yet in place. If we are unable to obtain manufactured products in accordance with regulatory specifications, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet the demand for product or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize our product designs on a timely or cost-competitive basis, if at all. Any problems in our manufacturing process could have a material adverse effect on our business, results of operations and financial condition

Product recalls or inventory losses caused by unforeseen events, cold chain interruption and testing difficulties may adversely affect our operating results and financial condition.

Our products will be manufactured and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture of our products, subjects us to production risks.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of manufacturing contracts, stored inventory or other facilities through fire or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, could have an adverse effect on our ability to meet demand for product, to continue product development activities and to conduct our business. Failure to supply our distribution channels with commercial product may lead to adverse consequences. We currently have no insurance coverage to compensate us for such business interruptions; however, if obtained, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory or facilities.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of our product designs.

As a marketer and distributor of products designed for both human and animal consumption, we will be subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and topical animal products and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have not had any product liability claims filed against us, but in the future we may be subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. Although we have purchased insurance to cover product liability lawsuits, if we cannot successfully defend ourselves against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products;
●	injury to our reputation;
●	costs of related litigation;
●	substantial monetary awards to consumers;
●	increased cost of liability insurance;
●	loss of revenue; and
●	the inability to successfully commercialize our products.

We intend to offer our consulting services in highly competitive markets, which results in pressure on our profit margins and may limit our ability to maintain or increase the market share of our services.

The nutraceutical industry is subject to significant competition and pricing pressures. We will experience significant competitive pricing pressures. Several significant competitors offer services similar to ours. We believe that the services we offer are generally competitive with those offered by other services. It is possible that one or more of our competitors could develop a significant advantage, which could put us at a competitive disadvantage. Continued pricing pressure or shifts in customer preferences for services could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial conditions, results of operations, and cash flows.

Our future growth of our services is largely dependent upon our ability to successfully compete with new and existing competitors by achieving market acceptance with acceptable margins.

Our business operates in markets that are characterized by rapidly changing demands, evolving industry standards, and potential new entrants. If these companies gain market acceptance, our ability to grow our consulting business could be material and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging trends in our target end-markets; develop, acquire, and maintain competitive service packages, and differentiate us from our competitors. Our ability to market our services can affect our competitive position and requires the investment of significant resources. These development efforts may divert resources from other potential investments in our businesses, and they may not lead to the development of revenues on a timely basis. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior business strategies, impairing desirability which may cause users to defer or forego purchase of our services. Also, the markets for our services may not develop or grow as we anticipate. The failure of our services to gain market acceptance could significantly reduce our revenue, increase our operating costs, or otherwise adversely affect our business, financial condition, results of operations or cash flows.

We depend upon our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

We have limited history of operations and we may incur losses.

As a company with limited operating history, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries. We are unable to give you any assurance that we will generate material revenues or that any revenues generated will be sufficient for us to continue operations or achieve profitability.

We have limited assets.

We have incurred an accumulated deficit since inception of $(269,216) through March 31, 2015 and have not yet established a consistent on-going source of revenues sufficient to cover its operating costs and allow us to continue as a going concern. The ability of our Company to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

For future additional capital requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders may be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to the common shares offered herein.

Conflicts of Interest.

Certain conflicts of interest may exist between our Company and our officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of our Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to our Company.

Need for Additional Financing.

In the event our Company decides to expand our operations we may have very limited funds to do so. The ultimate success of our Company may depend upon our ability to raise additional capital. Our Company is continuing to assess the need for additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to our Company. If not available, our Company's operations will be limited to those that can be financed with its modest capital.

Limited Revenue History.

Our Company is considered in development stage. Our Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

No Assurance of Success or Profitability.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company's Shares will be increased thereby.

Lack of Diversification.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within our business or industry and therefore increase the risks associated with our operations.

Dependence upon Management. Limited Participation of Management.

Our Company will be heavily dependent upon our management skills, talents, and abilities, as well as our consultants, to implement our business plan, and may, from time to time, find that their inability to devote full time attention to the business of our Company results in a delay in progress toward implementing our business plan.

Dependence upon Outside Advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company's management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

Based on our current cash reserves, we will have relatively small operational budget for the operations which we cannot expand without additional raising capital.

If we are unable to begin to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

We cannot give any assurances that we will be able to raise enough capital to fund acquisitions and product development.

We will need to raise additional funds to support not only our budget, but our expansion operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, make the net operating income insufficient to cover the interest.

RISKS RELATED TO CONTROLLED SUBSTANCES

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

At some point our products may be developed and be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

At this time we do not intend to use controlled substances in any products.

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce "controlled substances" at this time, due to regulatory complications.

RISK FACTORS RELATED TO OUR SECURITIES

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have not paid dividends but may in the future.

We have not paid dividends on our common stock. While we intend to pay dividends in future after allocating adequate reserves, we do not guarantee, commit and undertake that dividends will be paid in the foreseeable future.

A limited public market exists for our common stock at this time, and there is no assurance of a future market.

Our common stock has been quoted on the OTC Pink since November 24, 2010, under the symbol "GRSU."  There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or Accredited Investors. For purposes of the rule, the phrase "Accredited Investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers of our stock to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Rule 144 sales in the future may have a depressive effect on our stock price.

Our shareholders may be able to use Rule 144 as an exemption for resale, but resales under Rule 144 could have a depressive effect on the market trading price, if any. Investors will have no effective way to combat this.

Our shares are thinly traded.

The shares of our common stock may continue to be thinly-traded on the OTC Markets under the symbol GRSU, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that an active public trading market for our common Securities will ever develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or any prices or at all if they need money or otherwise desire to liquidate their securities of our Company. Our common stock may not be able to be liquidated at or near ask prices in any volume in the markets.

Our common stock market prices may be volatile, which substantially increases the risk that investors may not be able to sell their Securities at or above the price that was paid for the security.

Because of the limited trading market for our common stock and because of the possible price volatility, shareholders may not be able to sell their shares of common stock when desired. The inability to sell Securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our Securities may suffer greater declines because of our price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

●        Variations in our quarterly operating results;

●        Loss of a key relationship or failure to complete significant transactions;

●        Additions or departures of key personnel; and

●        Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the personal care markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders' investments in our stock.

Future dilution may occur due to issuances of Shares for various consideration in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, acquisitions, or pursuant to a Employee/Consultant Stock Option Plan for which one million shares have been reserved but are not issued. Award/Earnings/Vesting criteria under the Plan have not been set, however the price per share for exercise will be no less than market value at the date of issue. No options are currently outstanding under the Plan.

Our new investors will suffer a disproportionate risk and there will be immediate dilution of purchasers' investments.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to warrants will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, new investors will bear most of the risk of loss.

Possible Depressive Effect of Future Sales of Shares issued pursuant to a Warrant Exercise.

We intend to register the shares underlying warrants which we have issued or may issue in the future. If the securities are sold prior to registration, the securities must bear a legend to the effect that the transfer is prohibited, pursuant to registration under the Act, or pursuant to an available exemption from registration. In the event all of the warrants are eventually exercised, and a registration statement was effective the resulting common shares would be free trading and could be sold into the secondary market. Such sales would most likely have a depressive effect on the price of the common stock in any over-the-counter market that may develop, since the large supply of shares available in the market would most likely reduce the price purchasers need to pay for the stock. The exercise of the warrants would also reduce the percentage of our common stock owned by our shareholders.

Our business is highly speculative and the investment is therefore highly risky.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions may adversely affect our industry, business and results of operations.

The global credit and financial markets have continued to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be future deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Equally, increases in indirect taxes could affect our products affordability and reduce our sales.

We will rely on third parties for services in conducting our business and any disruption of these relationships could adversely affect our business.

We will have contracts with third parties. If these relationships are disrupted for any reason our results of operation and financial condition could be adversely affected.

There is a risk that shareholders will never receive dividends.

We do not guarantee, commit or undertake to issue a dividend to shareholders for the foreseeable future even if cash were available to do so as we would re-invest those available funds back into the operations of our Company to attempt to expand. We cannot assure shareholders that we will achieve results or maintain a tax status that will ever allow any specified level of cash distribution or year-to-year increases in cash distribution.

Reporting Information.

Our Company is subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, shareholders will have ready access to the information required to be reported by publicly held companies under the Securities and Exchange Act and the regulations thereunder. Our Company intends to provide our shareholders with annual reports containing financial information prepared in accordance with Generally Accepted Accounting Principles as required by Sec. 13 of the Securities Exchange Act of 1934.

Limited Financing - Lack of Loan Availability.

The monies currently on hand may not be sufficient for the continued expanded operations of our Company. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to our Company. (See "Business Summary")

Our Company may borrow money to finance its operations on terms to be determined. Any such borrowing will increase the risk of loss to the investor in the event our Company is unsuccessful in repaying such loans.

Capital Resources.

The only capital resources of our Company are our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

REAL ESTATE.

None.

OIL AND GAS.

None.

PATENTS.

None.

SUBLICENSES.

US6080401A License #1 and Sublicense #2

We have entered into Sublicenses for two sets of intellectual property for nutraceuticals.  The following is not intended to be a recitation of all of the terms of the licenses and reference is made to the detailed terms as filed in the Form 8K filed with the Securities & Exchange Commission (www.sec.gov) on January 22, 2015.

a)         License #1

Dr. M.S. Reddy has granted a License to us for intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries developed by Dr. M.S. Reddy. Greenhouse Solutions Inc. has agreed to acquire the exclusive License, for use of the intellectual property in the product testing and development of proprietary formulations of products for marketing in exchange for issuance of 7,000,000 shares of restricted common stock to Dr. M.S. Reddy (Licensor).

Sublicense #2

Evolutionary Ventures, LLC has granted a Sublicense for intellectual property for the homeopathic and nutraceutical industries and to market products based thereon. Greenhouse Solutions Inc. has agreed to acquire an exclusive Sublicense for issuance of 4,000,000 shares of common stock to MGRD, Inc., an affiliate of Rik J. Deitsch, our incoming CEO, for use of the intellectual property in the product testing and development, and proprietary formulations of products for testing and marketing. EVO is a shareholder of Greenhouse Solutions Inc.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink. Our common stock has been quoted on the OTC Pink since November 24, 2010, under the symbol "GRSU". Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2014	Low	High
First Quarter - ended June 30, 2013	$1.50	$1.50
Second Quarter - ended September 30, 2013	$1.50	$1.50
Third Quarter - ended December 31, 2013	$1.50	$1.50
Fourth Quarter - ended March 31, 2014	$.40	$1.50

Fiscal 2015	Low	High
First Quarter - ended June 30, 2014	$.40	$1.50
Second Quarter - ended September 30, 2014	$.41	$.76
Third Quarter - ended December 31, 2014	$.40	$.76
Fourth Quarter - ended March 31, 2015	$.40	$.78

Holders.

As of March 31, 2015, there are 17 record holders of 86,822,000 shares of our common stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the fiscal year ended March 31, 2015, we made the following sales of our unregistered shares.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
August 2014	Common Shares	75,000	$40,000	Accredited Investors
January 2015	Common Shares	7,000,000	License for IP	Business Associate
January 2015	Common Shares	4,000,000	License for IP	Officer and Director

February 2015 (1)	Common Shares	25,000	$25,000	Accredited Investors
March 2015	Common Shares	100,000	$20,000	Accredited Investors

(1)  Date of first sale. Securities sold pursuant to a Rule 506(b) exemption.

EXEMPTION FROM REGISTRATION CLAIMED

All of the above sales by our Company of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were either primarily existing shareholders, sophisticated shareholders, consultants or sophisticated investors known to us and our management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of our Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended March 31, 2015. Eleven million (11,000,000) shares of common stock were agreed to be retired to treasury in conjunction with issuance of eleven million shares for 2 licenses in February 2015.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON OUR FINANCIAL STATEMENTS AS OF MARCH 31, 2015, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2015, we had an accumulated deficit totaling $250,982. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

We were incorporated under the laws of the State of Nevada on April 8, 2009. We are involved in the sale and distribution of gardening products, greenhouses, and CBD enhanced nutraceutical products in the North American market.

We may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, we hope to generate sufficient capital to execute our business plan of providing greenhouse consulting services, retailing greenhouse and urban gardening products, and producing and retailing CBD enhanced nutraceutical products for human and animal use on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern.

Results of Operations

For the year ended March 31, 2015, we had $64,500 in revenues compared to $Nil for the same period one year earlier. For the year ended March 31, 2015, General and Administrative Expenses were $51,041 as compared to General and  Administrative Expenses of $7,201 for the year ended March 31, 2014. For the Year ended March 31, 2015, we incurred expenses of $19,000 for Corporate Communications, $37,440 for Consulting Services and $24,400 for Management Fees; these are in comparison to $Nil in each of the respective categories for the year ended March 31, 2014. For the year ended March 31, 2015 we incurred an operating loss of $123,280 which was decreased by forgiveness of debt in the amount of $4,393, resulting in a net loss for the year of $118,887. This compares to the net loss of $20,391 sustained for the year ended March 31, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that we have an accumulated deficit of $251,006 as of March 31, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of us to continue as a going concern is dependent on us obtaining the adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

On August 1, 2014, we received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of our Company.

On September 23, 2014, we issued 362,000 shares of common stock for monies previously received for common stock at $0.50 per share.

On November 7, 2014, we received $30,011 in funds advanced by a stockholder of our Company. On November 13, 2014, we received an additional $30,000 from the same stockholder. On March 12, 2015, we repaid $10,000 on these loans. These are considered advances that are due on demand and bear no interest.

On February 18, 2015, we received $25,000 in net proceeds through a private placement for $0.20 per share and will issue 125,000 common shares of our Company.

On March 3, 2015, we received $20,000 in net proceeds through a private placement for $0.20 per share and will issue 100,000 common shares of our Company. Currently the amount shown as common stock subscribed on the balance sheet is $90,000. As of the date of these financial statements, the 300,000 common shares have not been issued.

Investing Activities

On March 2, 2015 we made a deposit of $50,000 for a Joint Venture with Koios, LLC for nutriceutical product marketing. The carrying cost reported on these financial statements represents our actual investment in the joint venture and is not adjusted for any activity within our company.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2016 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Liquidity and Capital Resources

At March 31, 2015, our cash balance was $11,164 as compared to $Nil at March 31, 2014. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We must raise additional funds in order to fund our continued operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Off Balance Sheet Arrangements

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GREENHOUSE SOLUTIONS, INC.

FINANCIAL STATEMENTS

For the years ended March 31, 2015 and 2014

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greenhouse Solutions, Inc.:

We have audited the accompanying balance sheet of Greenhouse Solutions, Inc. ("the Company") as of March 31, 2015 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Greenhouse Solutions, Inc., as of March 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
July 30, 2015

GREENHOUSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS

Current assets
Cash	$ 11,164	$ -
Accounts receivable	19,366	-
Total Current assets	30,530	-

Fixed assets
Office equipment	1,398	-
Accumulated depreciation	(23)	-
Net Fixed assets	1,375	-

Other assets
Investment	50,000	-

Total Assets	$ 81,905	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 86,250	$ 12,536
Sales taxes payable	$ 5,128
Advances payable	55,161	5,000
Total current liabilties	146,539	17,536

Stockholders' Deficit
Preferred stock, 25,000,000 shares authorized with $0.0001 par value. No Preferred shares issued or outstanding

Common stock, 200,000,000 shares authorized with $0.0001 par value. 86,822,000 issued and outstanding (March 31, 2014 - 86,760,000

	8,682	8,676

Additional paid in capital	105,900	74,906
Common stock subscribed	90,000	31,000
Accumulated deficit	(269,216)	(132,118)
Total Stockholders' Deficit	(64,634)	(17,536)

Total Liabilities and Stockholders' Deficit	$ 81,905	$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2015	2014

REVENUE	$ 81,250	$ -
Cost of revenues	81,250	-
GROSS PROFIT	-	-

Operating Expenses:
Consulting services	37,440	-
Depreciation expense	23
Management consulting	24,400
Professional fees	28,587	13,190
General and administrative	51,041	7,201
Total operating expenses	141,491	20,391

Income (loss) from operations	(141,491)	(20,391)

Other income (expense)
Forgiveness of debt	4,393	-
Other income (expense) net	4,393	-

Income (loss) before provision	(137,098)	(20,391)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$ (137,098)	$ (20,391)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	86,822,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$ (137,098)	$ (20,391)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	23
Forgiveness of debt	(4,393)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	83,235	(5,610)
(Increase) decrease in accounts receivable and other current assets	(19,366)	-
NET CASH USED IN OPERATING ACTIVITIES	(77,599)	(26,001)

CASH FLOWS USED IN INVESTING ACTIVITIES		$ -
Investment	(50,000)
Purchase of Fixed assets	(1,398)
NET CASH USED IN INVESTING ACTIVITIES	(51,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	150	(5,000)
Proceeds from shares subscribed	90,000	31,000
Proceeds from notes payable	50,011	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	140,161	26,000

Net Increase (Decrease) In Cash	11,164	(1)

Cash At The Beginning Of The Period	-	1

Cash At The End Of The Period	$ 11,164	$ -

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital b;y related party	$ -	$ 42,082.00
	$ -	$ -

Supplemental Disclosure

Cash paid for interest		$ -
Cash paid for income taxes		$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common
		Amount	Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Deficit	Deficit

Balances - March 31, 2013	86,760,000	$ 8,676	$ 32,824	$ -	$ (111,727)	$ (70,227)

Forgiveness of debt related party
July 3, 2013			42,082			42,082

Common stock subscribed				31,000		31,000

Net loss for the period					(20,391)	(20,391)

Balances - March 31, 2014	86,760,000	8,676	74,906	31,000	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994	(31,000)		-

Common stock subscribed				90,000		90,000

Net loss for the period					(137,098)	(137,098)

Balances - March 31, 2015	86,822,000	$ 8,682	$ 105,900	$ 90,000	$ (269,216)	$ (64,634)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS,

MARCH 31, 2015

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Greenhouse Solutions, Inc. (the "Company" or "Greenhouse Solutions"), is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company is involved in the sale and distribution of urban gardening products and greenhouses on the North American Market.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $269,216 through March 31, 2015, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid investments with an original maturity of three months or less as cash equivalents.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common share during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2015 and 2014 there were no potentially dilutive securities outstanding.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the asset. At March 31, 2015 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $23. There were no corresponding balances for the fiscal year ended March 31, 2014. Depreciation expense for the years ended March 31, 2015 and 2014 were $23 and Nil respectively.

Long Lived Assets

In accordance with ASC 350 the Company regularly reviews the carrying value of intangible and other long lived assets for the existence of facts or circumstances both internally and externally that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long lived asset exceeds its fair value.

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

As of March 31, 2015 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

In June 2015, the FASB issued ASU 2015-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after March 15, 2015, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of March 31, 2014.

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2015, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

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

During the year ended March 31, 2015 a stockholder of the Company advanced a total of $60,000 of which $10,000 was repaid. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

During the year ended March 31, 2015 the Company's CEO advanced $150 to the Company.

NOTE 4 - STOCKHOLDER'S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at March 31, 2015 there are no preferred shares issued or outstanding.

During the Fiscal Year ended March 41, 2014 the Company received $31,000 in cash for 62,000 shares of common stock. The 62,000 shares of common stock were issued in Fiscal year ended March 31, 2015 so Common Stock Subscribed is reduced by the 31,000 Common stock subscribed once these shares were issued.

As at March 31, 2015 the total number of common shares outstanding was 86,822,000. On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. On September 23, 2014 the Company issued 362,000 shares of common stock for monies previously received for common stock at $0.50 per share. On February 18, 2015 the Company received $25,000 in net proceeds through a private placement for $0.20 per share and will issue 125,000 common shares of the Company. On March 3, 2015 the Company received $20,000 in net proceeds through a private placement for $0.20 per share and will issue 100,000 common shares of the Company. Currently the amount shown as common stock subscribed on the balance sheet is $90,000. As of the date of these financial statements, the 300,000 common shares have not been issued.

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	March 31, 2015	March 31,2014
Net loss before income taxes	$(137,098)	$(20,391)
Income tax rate	34%	34%
Income tax recovery	(46,613)	(6,913)
Valuation allowance change	46,613	6,913
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Net operating loss carry-forward	$182,018	$44,920
Valuation allowance	(182,018)	(44,920)
Net deferred income tax asset	$-	$-

As of March 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2015 and 2014, and no interest or penalties have been accrued as of March 31, 2015 and 2014. As of March 31, 2015 and 2014 the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 - INVESTMENTS

On March 2, 2015 the Company invested $50,000 in Panorama Investment Group for a 2 ½% interest in the group's operation. The investment is illiquid as Panorama Investment Group is not a publicly traded company. For valuation purposes the investment is carried at cost until such time as future events would indicate a revaluation in necessary.

NOTE 7 - FORGIVENESS OF DEBT

As of March 31, 2015 the Company had two outstanding invoices that dated from activities carried on by prior operations. It was management's decision that these two debts were no longer to be considered an obligation of the Company and therefore were written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Sadler, Gibb & Associates, LLC, formerly the independent registered public accountant for Greenhouse Solutions, Inc. was dismissed as our independent registered public accountant on February 10, 2015. On February 10, 2015, our Board of Directors approved the engagement of new auditors, B F Borgers CPA PC, of Colorado to be our independent registered public accountant. No audit committee exists, other than the members of our Board of Directors.

The action to engage new auditors was approved by our Board of Directors. No audit committee exists, other than the members of our Board of Directors.

In connection with the audit of fiscal year ended March 31, 2014 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Report of Independent Registered Public Accounting Firm by Sadler, Gibb & Associates, LLC for the fiscal year ended March 31, 2015, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope of accounting principle except to indicate that there was substantial doubt about our ability to continue as a going concern.

Prior to engaging B F Borgers CPA PC, we had not consulted B F Borgers CPA PC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with B F Borgers CPA PC regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as  of March 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The matters involving internal controls and procedures that our Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Board in connection with the audit of our financial statements as of March 31, 2014 and 2015 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee, lack of a Chief Financial Officer, and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

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

Item 9B. Other Information.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We do not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

The following table sets forth information as to persons who currently serve as directors or executive officers, including their ages as of March 31, 2015.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title

Redgie Green	61	Since Nov. 26, 2014	President and Director

John G. Michak III	30	Since Apr. 29, 2014 and COO since Feb. 10, 2015	Chief Operating Officer and Director

Rik J. Deitsch	47	Since Jan. 28, 2015	Chief Executive Officer and Director

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officers and directors. We have, however, entered into consulting agreements with Ted Tinsman, Vice President of Architecture, and Lorent Priest, Vice President of Engineering. Copies of the consulting agreements can be found in our 8-K filing dated January 27, 2015 found at www.sec.gov.

The officers are elected by the board of directors at the first meeting after each annual meeting of our shareholders and hold office until their successors are duly elected and qualified under Greenhouse Solutions, Inc. bylaws.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Biographical Information:

Redgie Green - Age 61, President and Director

Mr. Green was appointed President and a Director of our Company on November 26, 2014.

Since 2010, Mr. Green has been Chief Executive Officer and a Director of Legacy Technology Holdings, Inc. Mr. Green served as the Chief Executive Officer of Sun River Energy, Inc. January 2009 through August 3, 2010. From January 2009 through October 2009, he served as the President of Sun River Energy, Inc. He has served as a director of Sun River Energy, Inc. from 1998 through October 2010. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He served as a director for Mountains West Exploration, Inc. 2005. He was a director of Concord Ventures, Inc. (renamed Golden Dragon Holdings, Inc. 2006 to 2014. He has served as a director of ASPI, Inc. from 2006 through the fall of 2009 and was appointed as an officer and director of Captech Financial, Inc. in May 2006 to 2007. He has been a director of INTREorg, Inc. since 2008. He served as a director of Baymark Technologies, Inc. 2005-2006.

John George Michak III - Age 30, COO and Director

Mr. Michak was appointed Chief Operating Officer on April 29, 2014 and Director on February 10, 2015. As a Nordstrom's credit communications planner from April 2013 to January 2014, Mr. Michak supported the development of business operational documents and drove the execution for all credit related customers facing collateral. Managed the collateral budget and worked with colleagues to identify and implement customer communications enhancements and or cost reduction opportunities for the company. While at Morgan Stanley Global Wealth Management from January 2012 to January 2013, Mr. Michak worked as a technology analyst, and as a strategic partner along with the firm's business units and some of the world's leading technology companies to redefine how Morgan Stanley does business in global financial markets that are extremely fast and vastly complex. While assisting the firm with the conversion effort of combining Smith Barney and Morgan Stanley to create Morgan Stanley Global Wealth Management Group. Mr. Michak also worked for Alpert Homes from March 2010 to January 2012 and helped manage relationships with sales center representatives in assigned communities and followed up regularly regarding prospects. He also assisted in managing new home construction sites start to finish. He has been working with global companies aiding in their growth and expansion since 2010. Mr. Michak was a student at Colorado State University from 2004 to June 2009. From June 2009 until March 2010 Mr. Michak expanded his intellectual horizons by traveling abroad.

Mr. Michak holds a liberal arts degree from Colorado State University as well as attended Kaplan real estate school in Denver.

Rik J. Deitsch - Age 47, CEO and Director

Mr. Deitsch was appointed Chief Executive Officer and a Director on January 28, 2015.  Rik J. Deitsch has been the President, Chief Executive Officer and a Director of Nutra Pharma Corporation since November 7, 2002. From February 1998 through November 2002, Mr. Deitsch served as the President of NDA Consulting Inc., a biotechnology research group that provided consulting services to the pharmaceutical industry. NDA Consulting specialized in the research of peptides derived from Cone Snail venom, Cobra venom and Gila Monster venom. Mr. Deitsch holds both a B.S. in Chemistry and an M.S. in Biochemistry from Florida Atlantic University and has conducted clinical and laboratory research in collaboration with scientists at Duke University Medical Center and the Cleveland Clinic. Mr. Deitsch is an adjunct professor and teaches several courses for Florida Atlantic University's College of Business and Continuing Education Department. He has been appointed as a Director and as the CEO due to his extensive experience in the nutraceutical industry.

KEY CONSULTANTS

Ted Tinsman, Vice President of Architecture

From  2010-2015  Ted Tinsman has owned and operated  Architectural  Element,  an architecture company focused on MMJ and MJ plant husbandry design and MMJ and MJ permitting  located in Denver  Colorado.  Mr.  Tinsman has designed  over 250 MJ related  facilities  in  Colorado  alone  as well as a number  of MJ  facilities nation-wide.    Mr.   Tinsman's   projects   include    greenhouse    complexes, greenhouses-on-pop-tops over existing Denver grows, MIP kitchens with many sewer use and drain permits for trench  drains,  hydroponic  effluent  evacuation  and disposal,  dispensaries,  corporate  offices,  and all extractions.  Mr. Tinsman acquired  his  Colorado  Architect  license  June  1995.  He holds a  Master  of Architecture and Bachelor of Arts in Architecture from University of Illinois at Urbana-Champaign  and a Bachelor  of Arts,  Art and  Philosophy  from  Lafayette College. Mr. Tinsman has been a practicing architect for 20 years.

Lorent Priest, Vice President of Engineering

From  2010-2015  Loren  Priest has been head of  engineering  for  Architectural Element,  an architecture  company focused on MMJ and MJ plant husbandry  design and  MMJ  and  MJ  permitting  located  in  Denver  Colorado.   Mr.  Priest  has mechanically  engineered a large number of MJ facilities covering all aspects of the Marijuana  business.  Mr. Priest has more than 25 years of experience in the mechanical  and  electrical  engineering  field running  numerous  projects from inception to completion.  Mr. Priest is currently LEED AP certified, and is well versed in the principals of Green Building Design and implementation. Mr. Priest was  appointed by Governors  Owens and Ritter to the Colorado  State  Electrical Board  from 2005 to 2011 and was  elected  Chairman  of the Board from 2008 thru 2011.  Mr.  Priest has worked on projects in over 43 states as well as completed projects for companies such as AT&T, Cricket, Nextel, Sprint, Verizon,  American Tower, and Crown Castle.

Committees of the Board of Directors

We managed under the direction of our board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We do not have an audit committee at this time.

Conflicts of Interest - General

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. Each officer and director of our business is engaged in business activities outside of our business. The amount of time Mr. Michak devotes to our business is 40 hours per week. Mr. Deitsch, our Chief Executive Officer, devotes up to 10 hours per week to our business.

Messrs. Priest and Tinsman each devote up to 10 hours per week to our business.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors to disclose to our business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty us to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person, at this time.

Involvement in Legal Proceedings

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to officers during the fiscal years ended March 31, 2015, 2014 and 2013. The table sets forth this information for Greenhouse Solutions, Inc. including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years.

Name and Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compen-sation Earnings	All Other Compensa-tion	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

George Dory, Former Director, Pres. Treasurer and Secy	2013	0	0	0	0	0	0	0	0

Matt Brown, Former CEO (1)	2015	59,097	0	0	0	0	0	0	59,097
	2014	0	0	0	0	0	0	0	0

Pramuan Upatch (2), Former CEO & CFO	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

John G. Michak III, Chief Operating Officer	2015	5,000 (5)	0	0	0	0	0	0	5,000

Rik J. Deitsch (3), Chief Executive Officer	2015	3,500 (5)	0	0	0	0	0	0	3,500

Redgie Green, President	2015	4,000	0	0	0	0	0	0	4,000

Ted Tinsman, Vice President (4)	2015	0	0	0	0	0	0	0	0

Lorent Priest, Vice President (4)	2015	0	0	0	0	0	0	0	0

(1) Resigned as Officer and Director November 26, 2014; was paid through his consulting company, Linnaeus & Lamarck, Ltd.

(2) Resigned as Officer and Director June 18, 2014

(3) Paid through his consulting company, MGRD, Inc.

(4) Appointed as Officers, on an hourly consulting basis for services

(5) Paid as consulting fees

There are no current employment agreements between our Company and our executive officers or directors. Our executive officers and directors have agreed to work with minimal remuneration on a month to month consulting fee basis as follows: Redgie Green will earn $2,000 per month, Rik Deitsch will earn $3,500 per month, and John Michak will earn $3,000 per month until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the officer or directors for participation. These officers have agreed to accept shares in lieu of cash at the market price on March 31, 2015, for accrued fees for first 3 months of 2015.  Our executive officers and directors has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by our Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

We have an arrangement to pay consulting fees for services to the following officers/directors:

                Redgie Green, Director $2,000 per month

                John Michak, COO and Director $3,000 per month

                Rik  Deitsch,  CEO and Director, $3,500 per month

Each of these persons has agreed to accept common shares in lieu of cash when we were not adequately funded at March 31, 2015.

DIRECTOR COMPENSATION

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

We do not pay any Directors fees for meeting attendance.

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2015, 2014 and 2013. The table sets forth this information for our Company including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Matt Brown (1) Former President, Director	2014	59,097	0	0	0	0	0	59,097

Pramuan Upatch (2), Former President, Treasurer, Secretary, Director	2013	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

George Dory (3), Former Director, President, Treasurer, Secy	2013	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0

John G. Michak III Director(5)	2014	0	0	0	0	0	0	0
	2015	5,000 (6)	0	0	0	0	0	5,000

Rik J. Deitsch (4) Director	2015	3,500 (6)	0	0	0	0	0	3,500

Redgie Green Director	2014	4,000 (6)	0	0	0	0	0	4,000
	2015	0	0	0	0	0	0	0

_______________________________________

(1) Resigned as Officer and Director November 26, 2014; paid through his consulting company, Linnaeus & Lamarck, Ltd. from June 18, 2014

(2) Resigned as Officer and Director June 18, 2014

(3) Resigned as of July 13, 2013

(4) Paid through his consulting company, MGRD, Inc.

(5) Since April 29, 2014

(6) Paid for officer services, not as additional compensation of directors.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and the bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) The director's or officer's act or failure to act constituted a breach of his or her fiduciary duties as a director or officer; and (b) The breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

Our bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of our Company, or is or was serving at our request of as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named directors and executive officers, and each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 31, 2015.

Name, Position and Address (1)	Shares	Percent (2)	Security
John G. Michak III, COO and Director	29,000,000	33.4%	Common

Dr. Malireddy S. Reddy	7,000,000	8.1%	Common

Rik J. Deitch, Chief Executive Officer and Director	4,000,000	4.6%	Common

Redgie Green, President and Director	200,000	0.23%	Common

Officers and Directors as a Group	33,200,000	38.24%	Common

(1)     The Address for the above individuals is c/o 8400 East Crescent Pkwy., Suite 600, Greenwood Village, CO 80111.

(2)     Based on 86,822,000 shares issued and outstanding.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no grants of stock options since inception to March 31, 2015. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our Board of Directors have not adopted a stock option plan. We have no plans to adopt one but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the stock transactions discussed below, we have not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

We have no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

Rik Deitsch, our CEO and director was issued 4,000,000 shares in exchange for intellectual property (formula for nutritional products) that Evolutionary Ventures, LLC assigned to our Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended March 31, 2015 we incurred approximately $21,600 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2015. During the fiscal year ended March 31, 2014 we incurred approximately $10,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2014.

During the fiscal years ended March 31, 2015 and 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	By-laws of Greenhouse Solutions Inc. [2]
10.1	License #1 [3]
10.2	License #2 [3]
10.3	Consulting Agreement [4]
10.4	Consulting Agreement [4]
10.5	Promissory Note to Evolutionary Ventures LLC
10.6	Promissory Note to Evolutionary Ventures LLC
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
[1]	Incorporated by reference from the Company's S-1 filed with the Commission on June 21, 2010.
[2]	Incorporated by reference from the Company's S-1 filed with the Commission on June, 2010.
[3]	Incorporated by reference from the Company's 8-K filed January 22, 2015.
[4]	Incorporated by reference from the Company's 8-K filed January 27, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenhouse Solutions, Inc.

Dated: July 30, 2015	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                DIRECTORS

Dated: July 30, 2015	/s/John G. Michak, III
John G. Michak, III

Dated: July 30, 2015	/s/Redgie Green
Redgie Green

Dated: July 30, 2015	/s/Rik J. Deitsch
Rik J. Deitsch