Form 10-Q
period 2015-06-30
Greenhouse Solutions, Inc.
filed 2015-09-03
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q

_________________

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-54759

GREENHOUSE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3838831
(State of Incorporation)	(IRS Employer ID Number)

8400 Crescent Pkwy., Suite 600, Greenwood Village, Colorado 80111

(Address of principal executive offices)

(970) 439-1905

(Registrant's Telephone number)

 (Former Address and phone of principal executive offices)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.

Yes	[x]	No	[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[x]	No	[_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 31, 2015, there were 88,272,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENHOUSE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2015	2015

ASSETS

Current assets
Cash	$ 10,774	$ 11,164
Accounts receivable	19,366	19,366
Total Current assets	30,140	30,530

Fixed assets
Office equipment	1,398	1,398
Accumulated depreciation	(163)	(23)
	1,235	1,375

Other assets
Investment	50,000	50,000

Total Assets	$ 81,375	$ 81,905

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 58,152	$ 86,250
Customer refund due	5,128	$ 5,128
Notes payable	5,150	55,161
Total current liabilities	68,430	146,539

Stockholders' Deficit
Preferred stock, 25,000,000 shares authorized
with $0.0001 par value. No Preferred
shares issued or outstanding
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 88,272,000 issued and
outstanding (March 31, 2015 - 86,822,000)
	8,827	8,682

Additional paid in capital	425,755	105,900
Common stock subscribed	-	90,000
Accumulated deficit	(421,637)	(269,216)
Total Stockholders' Deficit	12,945	(64,634)

Total Liabilities and Stockholders' Deficit	$ 81,375	$ 81,905

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended
	June 30,
	2015	2014

REVENUE	$ -	$ -
Cost of revenues	-	-
GROSS PROFIT	-	-

Operating Expenses:
Consulting services	52,989	-
Management consulting	9,000
Professional fees	41,302	5,500
General and administrative	49,130	675
Total operating expenses	152,421	6,175

Net operating loss	(152,421)	(6,175)

Net loss	$ (152,421)	$ (6,175)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	87,909,500	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014

Cash Flows From Operating Activities:
Net income (loss)	$ (152,421)	$ (6,175)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	140
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(78,109)	6,175
(Increase) decrease in accounts receivable and other current assets	-	-
NET CASH USED IN OPERATING ACTIVITIES	(230,390)	-

CASH FLOWS USED IN INVESTING ACTIVITIES		$ -
Investment	-
Purchase of Fixed assets	-
NET CASH USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-
Proceeds from Common Stock sales	230,000	-
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,000	-

Net Increase (Decrease) In Cash	(390)	-

Cash At The Beginning Of The Period	11,164	-

Cash At The End Of The Period	$ 10,774	$ -

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital by related party	$ -	$ 42,082.00
	$ -	$ -

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common
		Amount	Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Deficit	Deficit

Balances - March 31, 2013	86,760,000	$ 8,676	$ 32,824	$ -	$ (111,727)	$ (70,227)

Forgiveness of debt related party
July 3, 2013			42,082			42,082

Common stock subscribed				31,000		31,000

Net loss for the period					(20,391)	(20,391)

Balances - March 31, 2014	86,760,000	8,676	74,906	31,000	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994	(31,000)		-

Common stock subscribed				90,000		90,000

Net loss for the period					(137,098)	(137,098)

Balances - March 31, 2015	86,822,000	8,682	105,900	90,000	(269,216)	(64,634)

Common stock subscribed				230,000		230,000

Common stock issued	1,450,000	145	319,855	(320,000)		-

Net loss for the period					(152,421)	(152,421)

Balances - June 30, 2015	88,272,000	$ 8,827	$ 425,755	$ -	$ (421,637)	$ 12,945

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

Basis of presentation - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended June 30, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for  the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $421,637 through June 30, 2015, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common share during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2015 and 2014 there were no potentially dilutive securities outstanding.

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

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the asset. At June 30, 2015 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $163 which is being depreciated over 3 years. There were no corresponding balances for the fiscal year ended June 30, 2014. Depreciation expense for the quarters ended June 30, 2015 and 2014 were $140 and Nil respectively.

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

As of June 30, 2015 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

Recent pronouncements

In June 2015, the FASB issued ASU 2015-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after March 15, 2015, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of June 30, 2014.

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2015, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

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

During the quarter ended June 30, 2015 a stockholder of the Company advanced a total of $0, had a balance of $50,011 at the beginning of the quarter of which $50,011 was repaid. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

NOTE 4 - STOCKHOLDER'S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at June 30, 2015 there are no preferred shares issued or outstanding.

As at June 30, 2015 the total number of common shares outstanding was 88,272,000. On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. On September 23, 2014 the Company issued 362,000 shares of common stock for monies previously received for common stock at $0.50 per share. On February 18, 2015 the Company received $25,000 in net proceeds through a private placement for $0.20 per share and will issue 125,000 common shares of the Company. On March 3, 2015 the Company received $20,000 in net proceeds through a private placement for $0.20 per share and will issue 100,000 common shares of the Company. During the quarter ended June 30, 2015 the Company received $230,000 in net proceeds through a private placement for $0.20 per share and will issue 1,150,000 common shares of the Company.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	June 30, 2015	June 30, 2014
Net loss before income taxes	$(152,421)	$(6,175)
Income tax rate	34%	34%
Income tax recovery	(51,823)	(2,099)
Valuation allowance change	51,823	2,099
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Net operating loss carry-forward	$334,439	$51,095
Valuation allowance	(334,439)	(51,095)
Net deferred income tax asset	$-	$-

As of June 30, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended June 30, 2015 and 2014, and no interest or penalties have been accrued as of June 30, 2015 and 2014. As of June 30, 2015 and 2014 the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 - INVESTMENTS

On March 2, 2015 the Company invested $50,000 in Panorama Investment Group for a 2 ½% interest in the group's operation. This was released by Panorama, and the Company has entered into a Joint Venture Agreement with Koios, LLC to market a nutritional product currently in development. For valuation purposes the investment is carried at cost until such time as future events would indicate a revaluation in necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking  statements are necessarily based upon estimates and assumptions that are inherently  subject to significant  business,  economic and competitive uncertainties and  contingencies,  many of which are beyond our control and many of which,  with  respect to future  business  decisions,  are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of March 31, 2015, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

We were incorporated under the laws of the State of Nevada on April 8, 2009. We are involved in the sale and distribution of gardening products, greenhouses, and CBD enhanced nutraceutical products in the North American market.

We may raise additional capital through the sale of our equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, we hope to generate sufficient capital to execute our business plan of providing greenhouse consulting services, retailing greenhouse and urban gardening products, and producing and retailing CBD enhanced nutraceutical products for human and animal use on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern.

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

RESULTS OF OPERATIONS

For the three month period ended June 30, 2015, we had $Nil in revenues compared to $Nil for the same period one year earlier. For the three month period ended June 30, 2015, general and administrative expenses were $49,130 as compared to general and administrative expenses of $6,175 for the three month period ended June 30, 2014. For the three month period ended June 30, 2015, we incurred expenses of $52,989 for consulting services and $41,302 for professional fees and $9,000 for management fees; these are in comparison to $Nil in each of the respective categories for the three month period ended June 30, 2014. For the three month period ended June 30, 2015 we incurred an operating loss of ($152,421). This compares to the net loss of ($6,175) sustained for the three months ended June 30, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that we have an accumulated deficit of ($421,637) as of June 30, 2015, and have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The ability of us to continue as a going concern is dependent on us obtaining the adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

FINANCING ACTIVITIES

The Company achieved $230,000 in financing through the private placement of common stock in the amount of 1,150,000 common shares at $0.20 and 1,150,000 warrants to purchase a share at $0.25.

INVESTING ACTIVITIES

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, our cash balance was $10,774 as compared to $Nil at June 30, 2014. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

The Independent Registered Public Accounting Firm's report on the Company's Financial Statements as of March 31, 2015, and for each of the preceding years then ended, includes a "Going Concern" explanatory paragraph that describes substantially doubt about the Company's ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

The matters involving internal controls and procedures that our Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Board in connection with the audit of our financial statements as of June 30, 2015 and 2014 and communicated the matters to our management.

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

This quarterly report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this quarterly report.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold in a private placement, 1,150,000 common shares of common stock at $0.20 and 1,150,000 warrants to purchase shares of common stock at $0.25 for proceeds of $230,000.  The Company relied on the exemption from registration provided under Regulation D, Rule 506.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

GREENHOUSE SOLUTIONS, INC.

(Registrant)

Dated:  September 3, 2015

 By: /s/ Rik J. Deitsch

 Rik J. Deitsch

 (Chief Executive Officer, Principal Executive

 Officer, Acting Chief Financial Officer

 and Principal Accounting  Officer)