Form 10-K/A
period 2015-03-31
Greenhouse Solutions, Inc.
filed 2015-10-19
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Greenhouse Solutions, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on August 3, 2015 for the purpose of revising Item 5 - Issuer Purchases of Equity Securities, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements and Supplementary Data to include Sadler, Gibb & Associates, LLC report for fiscal year ending March 31, 2014, and Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. All other information in this filing speaks as of the original date of the filing.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2014	Low	High
First Quarter - ended June 30, 2013	$.25	$1.35
Second Quarter - ended September 30, 2013	$.25	$1.35
Third Quarter - ended December 31, 2013	$.25	$1.35
Fourth Quarter - ended March 31, 2014	$.25	$1.35

Fiscal 2015	Low	High
First Quarter - ended June 30, 2014	$.40	$1.50
Second Quarter - ended September 30, 2014	$.41	$.76
Third Quarter - ended December 31, 2014	$.40	$.76
Fourth Quarter - ended March 31, 2015	$.40	$.78

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2015, we had an accumulated deficit totaling $269,216. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

For the year ended March 31, 2015, we had $81,250 in revenues compared to $Nil for the same period one year earlier. For the year ended March 31, 2015, General and Administrative Expenses were $51,041 as compared to General and  Administrative Expenses of $7,201 for the year ended March 31, 2014. For the Year ended March 31, 2015, we incurred expenses of $19,000 for Corporate Communications, $37,440 for Consulting Services and $24,400 for Management Fees; these are in comparison to $Nil in each of the respective categories for the year ended March 31, 2014. For the year ended March 31, 2015 we incurred an operating loss of $141,491 which was decreased by forgiveness of debt in the amount of $4,393, resulting in a net loss for the year of $137,098. This compares to the net loss of $20,391 sustained for the year ended March 31, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that we have an accumulated deficit of $269,216 as of March 31, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of us to continue as a going concern is dependent on us obtaining the adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, it could be forced to cease operations.

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

B F Borgers CPA PC
Lakewood, CO
July 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenhouse Solutions Inc.

We have audited the accompanying balance sheet of Greenhouse Solutions Inc. (the Company) as of March 31, 2014, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Greenhouse Solutions Inc. as of March 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 25, 2014

GREENHOUSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS

Current assets
Cash	$ 11,164	$ -
Accounts receivable	19,366	-
Total Current assets	30,530	-

Fixed assets
Office equipment	1,398	-
Accumulated depreciation	(23)	-
Net Fixed assets	1,375	-

Other assets
Investment	50,000	-

Total Assets	$ 81,905	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 86,250	$ 12,536
Sales taxes payable	$ 5,128
Advances payable	55,161
Due to related parties		5,000
Total current liabilities	146,539	17,536

Stockholders' Deficit
Preferred stock, 25,000,000 shares authorized with $0.0001 par value. No Preferred shares issued or outstanding

Common stock, 200,000,000 shares authorized with $0.0001 par value. 86,822,000 issued and outstanding (March 31, 2014 - 86,760,000

	8,682	8,676

Additional paid in capital	105,900	74,906
Common stock subscribed	90,000	31,000
Accumulated deficit	(269,216)	(132,118)
Total Stockholders' Deficit	(64,634)	(17,536)

Total Liabilities and Stockholders' Deficit	$ 81,905	$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2015	2014

REVENUE	$ 81,250	$ -
Cost of revenues	81,250	-
GROSS PROFIT	-	-

Operating Expenses:
Consulting services	37,440	-
Depreciation expense	23	-
Management consulting	24,400	-
Professional fees	28,587	13,190
General and administrative	51,041	7,201
Total operating expenses	141,491	20,391

Income (loss) from operations	(141,491)	(20,391)

Other income (expense)
Forgiveness of debt	4,393	-
Other income (expense) net	4,393	-

Income (loss) before provision	(137,098)	(20,391)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$ (137,098)	$ (20,391)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	86,822,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$ (137,098)	$ (20,391)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	23
Forgiveness of debt	(4,393)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	83,235	(5,610)
(Increase) decrease in accounts receivable and other current assets	(19,366)	-
NET CASH USED IN OPERATING ACTIVITIES	(77,599)	(26,001)

CASH FLOWS USED IN INVESTING ACTIVITIES		$ -
Investment	(50,000)
Purchase of Fixed assets	(1,398)
NET CASH USED IN INVESTING ACTIVITIES	(51,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	150	(5,000)
Proceeds from shares subscribed	90,000	31,000
Proceeds from notes payable	50,011	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	140,161	26,000

Net Increase (Decrease) In Cash	11,164	(1)

Cash At The Beginning Of The Period	-	1

Cash At The End Of The Period	$ 11,164	$ -

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital b;y related party	$ -	$ 42,082
	$ -	$ -

Supplemental Disclosure

Cash paid for interest		$ -
Cash paid for income taxes		$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common
		Amount	Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Deficit	Deficit

Balances - March 31, 2013	86,760,000	$ 8,676	$ 32,824	$ -	$ (111,727)	$ (70,227)

Forgiveness of debt related party
July 3, 2013			42,082			42,082

Common stock subscribed				31,000		31,000

Net loss for the period					(20,391)	(20,391)

Balances - March 31, 2014	86,760,000	8,676	74,906	31,000	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994	(31,000)		-

Common stock subscribed				90,000		90,000

Net loss for the period					(137,098)	(137,098)

Balances - March 31, 2015	86,822,000	$ 8,682	$ 105,900	$ 90,000	$ (269,216)	$ (64,634)

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

During the year ended March 31, 2014, $5,000 in advances were made to the Company by the current President.  On July 3, 2013, the Companys President, in consideration for a payment of $10,000, agreed to forgive the balance of the shareholder debt of $42,082.  The balance of the debt that was forgiven of $42,082, is reflected as a credit to additional paid-in capital as of March 31, 2014.

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

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	March 31, 2015	March 31,2014
Net loss before income taxes	$(137,098)	$(20,391)
Income tax rate	34%	34%
Income tax recovery	(46,613)	(6,933)
Valuation allowance change	46,613	6,933
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Net operating loss carry-forward	$182,018	$44,920
Valuation allowance	(182,018)	(44,920)
Net deferred income tax asset	$-	$-

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

None.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	By-laws of Greenhouse Solutions Inc. [2]
10.1	License #1 [3]
10.2	License #2 [3]
10.3	Consulting Agreement [4]
10.4	Consulting Agreement [4]
10.5	Promissory Note to Evolutionary Ventures LLC [5]
10.6	Promissory Note to Evolutionary Ventures LLC [5]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
[1]	Incorporated by reference from the Company's S-1 filed with the Commission on June 21, 2010.
[2]	Incorporated by reference from the Company's S-1 filed with the Commission on June, 2010.
[3]	Incorporated by reference from the Company's 8-K filed January 22, 2015.
[4]	Incorporated by reference from the Company's 8-K filed January 27, 2015.
[5[	Incorporated by reference from the Company's 8-K filed August 3, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenhouse Solutions, Inc.

Dated: October 13, 2015	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                DIRECTORS

Dated: October 13, 2015	/s/John G. Michak, III
John G. Michak, III

Dated: October 13, 2015	/s/Redgie Green
Redgie Green

Dated: October 13, 2015	/s/Rik J. Deitsch
Rik J. Deitsch