Form 10-Q
period 2015-09-30
Greenhouse Solutions, Inc.
filed 2015-11-23
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q

_________________

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 19, 2015, there were 94,763,939 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GREENHOUSE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

		September 30,	March 31,
		2015	2015

ASSETS

	Current assets
	Cash	$ 4,318	$ 11,164
	Accounts receivable	19,366	19,366
	Total Current assets	23,684	30,530

	Fixed assets
	Office equipment	1,398	1,398
	Accumulated depreciation	(233)	(23)
		1,165	1,375

	Other assets
	Investment	50,000	50,000

	Total Assets	$ 74,849	$ 81,905

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

	Current liabilities
	Accounts payable	$ 36,593	$ 86,250
	Customer refund due	5,128	5,128
	Stock offer recission	15,000	-
	Notes payable	5,150	55,161
	Total current liabilities	61,871	146,539

	Commitments and Contingencies
	Stockholders' Equity (Deficit)
	Preferred stock, 25,000,000 shares authorized
	with $0.0001 par value. No Preferred
	shares issued or outstanding
	Common stock, 200,000,000 shares authorized
	with $0.0001 par value. 88,272,000 issued and
	outstanding (September 30, 2015 - 88,447,000)	8,845	8,682

	Additional paid in capital	460,738	105,900
	Common stock subscribed	-	90,000
	Accumulated deficit	(456,605)	(269,216)
	Total Stockholders' Equity (Deficit)	12,978	(64,634)

	Total Liabilities and Stockholders' Deficit	$ 74,849	$ 81,905

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Quarter Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUE	$ -	$ -	$ -	$ -
Cost of revenues	-	-	-	-
GROSS PROFIT	-	-	-	-

Operating Expenses:
Consulting services	76,489	9,750	8,500	9,750
Management consulting	16,000	17,400	7,000	17,400
Professional fees	51,654	19,564	10,352	14,064
Research and development	15,000	-
General and administrative	28,246	7,428	9,116	6,753
Total operating expenses	187,389	54,142	34,968	47,967

Net operating loss	(187,389)	(54,142)	(34,968)	(47,967)

Net loss	$ (187,389)	$ (54,142)	$ (34,968)	$ (47,967)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	88,172,000	86,760,000	88,522,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock			Common
		Amount	Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Deficit	Equity (Deficit)

Balances - March 31, 2013	86,760,000	$ 8,676	$ 32,824	$ -	$ (111,727)	$ (70,227)

Forgiveness of debt related party
July 3, 2013			42,082			42,082

Common stock subscribed				31,000		31,000

Net loss for the period					(20,391)	(20,391)

Balances - March 31, 2014	86,760,000	8,676	74,906	31,000	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994	(31,000)		-

Common stock subscribed				90,000		90,000

Net loss for the period					(137,098)	(137,098)

Balances - March 31, 2015	86,822,000	8,682	105,900	90,000	(269,216)	(64,634)

Common stock subscribed				230,000		230,000

Common stock issued	1,625,000	163	354,838	(320,000)		35,001

Net loss for the period					(187,389)	(187,389)

Balances - September 30, 2015	88,447,000	$ 8,845	$ 460,738	$ -	$ (456,605)	$ 12,978

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Cash Flows From Operating Activities:
Net income (loss)	$ (187,389)	$ (54,142)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	210
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(84,667)	9,116
(Increase) decrease in accounts receivable and other current assets	-	-
NET CASH USED IN OPERATING ACTIVITIES	(271,846)	(45,026)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	150
Proceeds from Common Stock sales	265,000	45,000
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	265,000	45,150

Net Increase (Decrease) In Cash	(6,846)	124

Cash At The Beginning Of The Period	11,164	-

Cash At The End Of The Period	$ 4,318	$ 124

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

Basis of presentation - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended September 30, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $456,605 through September 30, 2015, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common share during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2015 there were warrants outstanding for 1,625,000 common shares and at September 30, 2014 there were warrants outstanding for 75,000 common shares. These warrants are not included in the diluted loss per share as the effect of the inclusion would be antidilutive.

Reference is made to section titled "Subsequent Events" for further discussion relating to the warrants and stock issuances.

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the asset. At September 30, 2015 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $233 which is being depreciated over 3 years. There were no corresponding balances for the fiscal year ended September 30, 2014. Depreciation expense for the six months ended September 30, 2015 and 2014 were $210 and Nil respectively.

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

As of September 30, 2015 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

GREENHOUSE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Recent pronouncements

In September 2015, the FASB issued ASU 2015-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after March 15, 2015, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2015, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at September 30, 2015 there are no preferred shares issued or outstanding.

As at September 30, 2015 the total number of common shares outstanding was 88,447,000. On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. On September 23, 2014 the Company issued 362,000 shares of common stock for monies previously received for common stock at $0.50 per share. On February 18, 2015 the Company received $25,000 in net proceeds through a private placement for $0.20 per share and will issue 125,000 common shares of the Company. On March 3, 2015 the Company received $20,000 in net proceeds through a private placement for $0.20 per share and will issue 100,000 common shares of the Company. During the quarter ended June 30, 2015 the Company received $230,000 in net proceeds through a private placement for $0.20 per share and will issue 1,150,000 common shares of the Company. During the quarter ended September 30, 2015 the Company received $50,000 in net proceeds through a private placement for $0.20 per share and will issue 250,000 common shares of the Company.

GREENHOUSE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

In August of 2015 the Company received notice from an investor that they wished to rescind the transaction and have their money refunded. Since the shares had not been issued the refund is shown as a liability of the Company.

Reference is made to the "Subsequent Events" section of these footnotes with additional information regarding the issuance of these common shares.

NOTE 4a - WARRANTS

In connection with the common stock subscriptions referenced above each subscription included one warrant for each share subscribed. These warrants have an exercise price of $0.20 per share and an expiration date that is one year from the date of the subscription.

During the year ended March 31, 2015 the Company issued 300,000 warrants. During the quarter ended June 30, 2015 the Company issued 1,075,000 warrants. During the quarter ended September 30, 2015 the Company issued 250,000 warrants.

As of September 30, 2015 the Company has not received any notifications with respect to any exercise of any outstanding warrants

A summary of warrant activity for the periods indicated is as follows:

	Shares Under Warrant	Exercise Price	Remaining Life
Balance at March 31, 2014	0	$0.00	0.00
Granted	300,000	$0.20	0.21
Exercised	0	0	0.00
Expired	0	0	0.00
Balance at March 31, 2015	300,000	$0.20	0.21
Granted	1,325,000	$0.20	0.60
Exercised	0	0	0
Expired	0	0	0
Balance at September 30,2015	1,625,000	$0.20	0.48

GREENHOUSE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	September 30, 2015	September 30, 2014
Net loss before income taxes	$(187,389)	$(54,142)
Income tax rate	34%	34%
Income tax recovery	(63,712)	(18,408)
Valuation allowance change	63,712	18,408
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Net operating loss carry-forward	$369,407	$99,062
Valuation allowance	(369,407)	(99,062)
Net deferred income tax asset	$-	$-

As of September 30, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2015 and 2014, and no interest or penalties have been accrued as of September 30, 2015 and 2014. As of September 30, 2015 and 2014 the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 7 - RESEARCH AND DEVELOPMENT

During the quarter ended September 30, 2015 the Company spent $15,000 on research and development. The nature of this research was to determine the viability of converting the pill form of our supplement into a functioning beverage form.

GREENHOUSE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On November 5, 2015 a meeting of the Board of Directors was held. One of the topics discussed was the equalization of the stock issuances versus monies received due to delays in issuances. It was unanimously agreed that all stock subscriptions since August 1, 2014 should be revalued at $0.10 per unit. This action will result in the issuance of an additional 1,925,000 shares of common stock of the Company and 1,925,000 additional warrants.

Additionally the decision was made to include one warrant for each share issued. The warrants will have an exercise price of $0.20 and an expiration date of one year from the date of issue. At the same time all of the previously issued warrants will be granted an expiration date that coincides with the issuance date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2015, we had an accumulated deficit totaling $399,487. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Nevada on April 8, 2009. We are involved in the sale and distribution of gardening products, greenhouses and CBD enhanced nutraceutical products in the North American market.

We may raise additional capital through the sale of our equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, we hope to generate sufficient capital to execute our business plan of providing greenhouse consulting services, retailing greenhouse and urban gardening products, and producing and retailing CBD enhanced nutraceutical products for human or animal use on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for us to continue as a going concern.

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

Results of Operations

For the three months ended September 30, 2015 compared to 2014

For the Quarter ended September 30, 2015, we had $0 in revenues compared to $Nil for the same period one year earlier. For the Quarter ended September 30, 2015, General and Administrative expenses  were $9,116 as compared to $6,753 for the quarter ended September 30, 2014. For the Quarter ended September 30, 2015 we incurred expenses of  $8,500 for Consulting Services compared to 9,750 for the same period in 2014. For the Quarter ended September 30, 2015 we incurred $10,352 for professional fees compared to 14,064 for the same period in 2014. For the Quarter ended September 30, 2015 we incurred $7,000 for

Management Fees compared to $17,400 for the same period in 2014. For the Quarter ended September 30, 2015 we incurred an operating loss of $34,968. This compares to the net loss of $47,967 sustained for the Quarter ended September 30, 2014.

For the six months ended September 30, 2015 compared to 2014

For the Six months ended September 30, 2015, we had $0 in revenues compared to $Nil for the same period one year earlier. For the Six months ended September 30, 2015, General and Administrative expenses were $28,246 as compared to $7,428 for the quarter ended September 30, 2014. For the Six months ended September 30, 2015 we incurred expenses of $76,489 for Consulting Services compared to $9,750 for the same period in 2014. For the Six months ended September 30, 2015 we incurred $51,654 for professional fees compared to $19,564 for the same period in 2014. For the Six months ended September 30, 2015 we incurred $16,000 for Management Fees compared to $17,400 for the same period in 2014. For the Six months ended September 30, 2015 we incurred an expense of $15,000 for Research and Development compared to $Nil for the same period in 2014. For the Six months ended September 30, 2015 we incurred an operating loss of $187,389. This compares to the net loss of $54,142 sustained for the Quarter ended September 30, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $421,637 as of September 30, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. As of the date of these financial statements these share have not been issued. On February 18, 2015 the Company received $25,000 in net proceeds through a private placement for $0.20 per share and will issue 125,000 common shares of the Company. On March 3, 2015 the Company received $20,000 in net proceeds through a private placement for $0.20 per share and will issue 100,000 common shares of the Company. During April of 2015 the Company received $230,000 in net proceeds through a private placement for $0.20 per share and will issue 1,150,000 common shares of the Company. In July of 2015 the Company received $50,000 in net proceeds through a private placement for $0.20 per share and will issue 250,000 common shares of the Company In August of 2015 the Company received notice that an offer to purchase 75,000 shares for $15,000 was being rescinded. As the monies have not been repaid as of the date of these financial statements it is shown on the books of the Company as an outstanding liability. As of the date of these financial statements, the 1,625,000 common shares have not been issued.

On November 7, 2014, the Company received $30,011 in funds advanced by a stockholder of the Company. On November 13, 2014, the Company received an additional $30,000 from the same stockholder. On March 12, 2015 the Company repaid $10,000 on these loans During the month of April 2015 the Company repaid the balance of $50,011 thereby retiring this obligation. These are considered advances that are due on demand and bear no interest.

Investing Activities

On March 2, 2015 the Company made an investment of $50,000 in a license from a non-publicly traded venture KOIOS for a hemp product marketing effort for a 2.5% interest. The carrying cost reported on these financial statements represents our actual investment in the company and is not adjusted for any activity within the company.

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

Liquidity and Capital Resources

As at September 30, 2015, our cash balance was $4,318 as compared to $Nil at September 30, 2014. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as  of September 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold in a private placement, 1,000,000 units, at $0.10 per unit, consisting of common shares and warrants to purchase shares of common stock at $0.20 for proceeds of $100,000. The Company relied on the exemption from registration provided under Regulation D, Rule 506 for accredited investors.  One of the investments of $50,000 did not come in until October 2, 2015 and is not reflected in the financial statements for the period ended September 30, 2015.

On October 23, 2015, the Company approved the issuance of 634,213 shares of common stock for services and 3,000,000 shares of common stock for license rights.  The Company relied on the exemption from registration provided under Section 4(a)2 as a transaction not involving any public offering of securities, therefore exempt from Registration under the Securities Act of 1933.

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

GREENHOUSE SOLUTIONS, INC.
(Registrant)

Dated:  November 23, 2015                                By: /s/ Rik J. Deitsch
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