Form 10-K/A
period 2015-03-31
Greenhouse Solutions, Inc.
filed 2016-03-29
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. /_/ Yes   /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. /_/ Yes   /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes  /_/ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). /_/ Yes   /X/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/ Yes  /X/ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/_/	Accelerated filer	/_/
Non-accelerated filer	/_/	Smaller reporting company	/X/
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). /_/ Yes   /X/ No

The aggregate market value of  our common shares of voting stock held by non-affiliates of our Company at March 31, 2015, computed by reference to the market price ($0.29) as of the last business day of the registrant's most recently completed fiscal quarter (June 30, 2015), was $13,520,380.

As of June 30, 2015 there were 86,822,000 common shares, par value $0.001, issued and outstanding.

EXPLANATORY NOTE

Greenhouse Solutions, Inc. (the "Company") is filing this Amendment No. 2 to its Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on August 3, 2015 for the purpose of revising Item 2 - Properties, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Purchases of Equity Securities, Issuer Purchases of Equity Securities, Item 7 - Results of Operations, Item 8 - Financial Statements and Supplementary Data, the Notes to the Financial Statements, Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, Item 9A - Controls and Procedures, and the Signatures. All other information in this filing speaks as of the original date of the filing.

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

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

*	our ability to deliver products in a timely manner in sufficient volumes;
*	our ability to recognize product trends;
*	our loss of one or more significant customers;
*	the introduction of successful new products by our competitors; and
*	adverse media reports on the use or efficacy of nutritional supplements.
*	our inability to make our design and consulting service division profitable
*	our inability to make our online marketing division profitable.

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

Our products will be manufactured and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture of our products, subjects us to production risks

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

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

We have not had any product liability claims filed against us, but in the future we may be subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. Although we have purchased insurance to cover product liability lawsuits, if we cannot successfully defend ourselves against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

*	decreased demand for our products;
*	injury to our reputation;
*	costs of related litigation;
*	substantial monetary awards to consumers;
*	increased cost of liability insurance;
*	loss of revenue; and
*	the inability to successfully commercialize our products.

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

We have limited assets.

We have incurred an accumulated deficit since inception of $1,419,216 through March 31, 2015 and have not yet established a consistent on-going source of revenues sufficient to cover its operating costs and allow us to continue as a going concern. The ability of our Company to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

  Variations in our quarterly operating results;

  Loss of a key relationship or failure to complete significant transactions;

  Additions or departures of key personnel; and

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

a)        License #1

Dr. M.S. Reddy has granted a License to us for intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries developed by Dr. M.S. Reddy. On January 21, 2015, Greenhouse Solutions Inc. agreed to acquire the exclusive License, for use of the intellectual property in the product testing and development of proprietary formulations of products for marketing in exchange for issuance of 7,000,000 shares of restricted common stock to Dr. M.S. Reddy (Licensor).

Sublicense #2

On January 21, 2015, Evolutionary Ventures, LLC granted a Sublicense for intellectual property for the homeopathic and nutraceutical industries and to market products based thereon. Greenhouse Solutions Inc. agreed to acquire an exclusive Sublicense for issuance of 4,000,000 shares of common stock to MGRD, Inc., an affiliate of Rik J. Deitsch, our incoming CEO, for use of the intellectual property in the product testing and development, and proprietary formulations of products for testing and marketing. EVO is a shareholder of Greenhouse Solutions Inc.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2014	Low	High
First Quarter - ended June 30, 2013	$.25	$1.35
Second Quarter - ended September 30, 2013	$.25	$1.35
Third Quarter - ended December 31, 2013	$.25	$1.35
Fourth Quarter - ended March 31, 2014	$ ..25	$1.35

Fiscal 2015	Low	High
First Quarter - ended June 30, 2014	$.40	$1.50
Second Quarter - ended September 30, 2014	$.41	$.76
Third Quarter - ended December 31, 2014	$.40	$.76
Fourth Quarter - ended March 31, 2015	$.40	$.78

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2015, we had an accumulated deficit totaling $1,419,216. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

For the year ended March 31, 2015, we had $81,250 in revenues compared to $Nil for the same period one year earlier. For the year ended March 31, 2015, General and Administrative Expenses were $51,041 as compared to General and Administrative Expenses of $7,201 for the year ended March 31, 2014. For the Year ended March 31, 2015, we incurred expenses of $37,440 for Consulting Services, $23 in Depreciation expenses, $1,150,000 in Impairment expense, $24,400 for Management consulting, and $28,587 for Professional fees; these are in comparison to $Nil in each of the respective categories for the Year ended March 31, 2014, except for Professional fees, which were $13,190 for the year ended March 31, 2014. For the Year ended March 31, 2015 we incurred an operating loss of $1,291,491 which was decreased by forgiveness of debt in the amount of $4,393, resulting in a net loss for the year of $1,287,098. This compares to the net loss of $20,391 sustained for the Year ended March 31, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that we have an accumulated deficit of $1,419,216 as of March 31, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on us obtaining the adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, it could be forced to cease operations.

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

On November 7, 2014, we received $30,011 in funds advanced by a stockholder of our Company. On November 13, 2014, we received an additional $30,000 from the same stockholder. On March 12, 2015 the Company repaid $10,000 on these loans. These are considered advances that are due on demand and bear no interest.

Investing Activities

On March 2, 2015 the Company made an investment of $50,000 in KOIOS, Inc. a non-publicly traded company for a non-exclusive license for the use and development of proprietary homeopathic and nutraceutical formulations.. The carrying cost reported on these financial statements represents our actual investment in the company and is not adjusted for any activity within the company.

On January 21, 2015 the Company exchanged 7,000,000 shares of its common stock, valued at $0.10 per share, with Dr. M. S. Reddy for a License to exploit Dr. Reddy's intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries. This License is valid for a period of 15 years.

On January 21, 2015 the Company exchanged 4,000,000 shares of its common stock, valued at $0.10 per share, with EVO for a Sublicense for its intellectual property for the homeopathic and nutraceutical industries and to market products based thereon.

Concurrent with the acquisition of these licenses, George Dory a former officer of the Company, returned to the Company 11,000,000 shares of its common stock for cancellation. This was accounted for as a reduction in the number of shares outstanding and a corresponding reduction of $1,100 in Additional Paid-in Capital.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
July 30, 2015, except for the effects on the financial statements of the restatement described in Note 7, as to which the date is March 18, 2016

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 25, 2014

GREENHOUSE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

		March 31,	March 31,
		2015	2014

ASSETS

Current assets
Cash		$11,164	$-
Accounts receivable		19,366	-
Total Current assets		30,530	-

Fixed assets
Office equipment		1,398	-
Accumulated depreciation		(23)	-
Net Fixed assets		1,375	-

Other assets
License - KOIOS		50,000	-
	Impairment	(50,000)
License - Reddy		700,000
	Impairment	(700,000)
License - EVO		400,000
	Impairment	(400,000)	-
Net Other assets		-	-

Total Assets		$31,905	-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable		$86,250	$12,536
Sales taxes payable		$5,128
Advances payable		55,161	5,000
Total current liabilities		146,539	17,536

Stockholders' Deficit
Preferred stock, 25,000,000 shares authorized
with $0.0001 par value. No Preferred
shares issued or outstanding
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 86,822,000 issued and
outstanding (March 31, 2014 - 86,760,000)		8,682	8,676

Additional paid in capital		1,205,900	74,906
Common stock subscribed		90,000	31,000
Accumulated deficit		(1,419,216)	(132,118)
Total Stockholders' Deficit		(114,634)	(17,536)

Total Liabilities and Stockholders' Deficit		$31,905	$-

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2015	2014

REVENUE	$81,250	$-
Cost of revenues	81,250	-
GROSS PROFIT	-	-

Operating Expenses:
Consulting services	37,440	-
Depreciation expense	23
Impairment expense	1,150,000
Management consulting	24,400
Professional fees	28,587	13,190
General and administrative	51,041	7,201
Total operating expenses	1,291,491	20,391

Income (loss) from operations	(1,291,491)	(20,391)

Other income (expense)
Forgiveness of debt	4,393	-
Other income (expense) net	4,393	-

Income (loss) before provision	(1,287,098)	(20,391)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$(1,287,098)	$(20,391)

Net income (loss) per share
(Basic and fully diluted)	$(0)	$(0)

Weighted average number of
common shares outstanding	86,822,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$(1,287,098)	$(20,391)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	23
Impairment expense	1,150,000
Forgiveness of debt	(4,393)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	83,235	(5,610)
(Increase) decrease in accounts receivable and other current assets	(19,366)	-
NET CASH USED IN OPERATING ACTIVITIES	(77,599)	(26,001)

CASH FLOWS USED IN INVESTING ACTIVITIES		$-
Investment	(1,150,000)
Purchase of Fixed assets	(1,398)
NET CASH USED IN INVESTING ACTIVITIES	(1,151,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	150	(5,000)
Common stock issued for investments	1,100,000
Proceeds from shares subscribed	90,000	31,000
Proceeds from notes payable	50,011	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,240,161	26,000

Net Increase (Decrease) In Cash	11,164	(1)

Cash At The Beginning Of The Period	-	1

Cash At The End Of The Period	$11,164	$-

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital by related party	$-	$42,082
	$-	$-

Supplemental Disclosure

Cash paid for interest		$-
Cash paid for income taxes		$-

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common
		Amount	Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Deficit	Deficit

Balances - March 31, 2013	86,760,000	$8,676	$32,824	$-	$(111,727)	$(70,227)

Forgiveness of debt related party
July 3, 2013			42,082			42,082

Common stock subscribed				31,000		31,000

Net loss for the period					(20,391)	(20,391)

Balances - March 31, 2014	86,760,000	8,676	74,906	31,000	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994	(31,000)		-

Common stock subscribed				90,000		90,000

Common stock retired to treasury	(11,000,000)	(1,100)	1,100			-

Stock issued for IP licenses	11,000,000	1,100	1,098,900			1,100,000

Net loss for the period					(1,287,098)	(1,287,098)

Balances - March 31, 2015	86,822,000	$8,682	$1,205,900	$90,000	$(1,419,216)	$(114,634)

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

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $1,419,216 through March 31, 2015, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Other Assets

The Company has acquired other assets consisting of the following:

1.   An exclusive license for the use of intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries developed by Dr. M. S. Reddy. This license has a life of 15 years. The license was acquired in exchange for 7,000,000 shares of the common stock of the Company and valued at $0.10 per share consistent with other sakes to private placement buyers.

2.   A sublicense for the intellectual property for the homeopathic and nutraceutical industries and to market products based thereon granted by EVO. This license has a life of 15 years and was acquired in exchange for 4,000,000 shares of the common stock of the Company using the same valuation approach as license #1.

3.   A payment of $50,000 to KOIOS, Inc. for a non-exclusive license for the use of proprietary formulations for the homeopathic and nutraceutical industries. This license and agreement will be for the development and marketing of homeopathic and nutraceutical supplements. This was originally reported as an investment in Panorama, LLC but was subsequently transferred to KOIOS.

At March 31, 2015 the Company had a cumulative investment in these other assets of $1,150,000 with a corresponding impairment write-down due to the uncertainty of the Company's ability to continue as a going concern. There were no corresponding balances for the fiscal year ended March 31, 2014. Impairment expense for the years ended March 31, 2015 and 2014 were $1,150,000 and Nil respectively.

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

As at March 31, 2015 the total number of common shares outstanding was 86,822,000. On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. On September 23, 2014 the Company issued the 62,000 shares referenced in the preceding paragraph. On February 18, 2015 the Company received $25,000 in net proceeds through a private placement for $0.20 per share and will issue 125,000 common shares of the Company. On March 3, 2015 the Company received $20,000 in net proceeds through a private placement for $0.20 per share and will issue 100,000 common shares of the Company. Currently the amount shown as common stock subscribed on the balance sheet is $90,000. As of the date of these financial statements, the 300,000 common shares have not been issued.

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	March 31, 2015	March 31,2014
Net loss before income taxes	$1,287,098	$(20,391)
Income tax rate	34%	34%
Income tax recovery	(437,613)	(6,933)
Valuation allowance change	437,613	6,933
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Net operating loss carry-forward	$1,339,918	$44,920
Valuation allowance	(1,339,918)	(44,920)
Net deferred income tax asset	$-	$-

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

NOTE 6 - FORGIVENESS OF DEBT

As of March 31, 2015 the Company had two outstanding invoices that dated from activities carried on by prior operations. It was management's decision that these two debts were no longer to be considered an obligation of the Company and therefore were written off.

NOTE 7 - RESTATEMENT

The Company has restated the March 31, 2015 balance sheet, income statement, cash flow statement, and statement of stockholder's equity as originally presented in its financial statement filed with its 2015 10-K/A on October 19, 2015 to accurately reflect the assets acquired during the year ended March 31, 2015, and to properly record the corresponding retirement to treasury and issuance of common shares.

The effects of the restatement on our previously issued financial statements as of and for the year ended March 31, 2015, are as follows:

	Previously Reported	Adjustment	Restated
Balance Sheet:
Other assets:
License - KOIOS	$-	$50,000	$50,000
Impairment	-	(50,000)	(50,000)
License - Reddy	-	700,000	700,000
Impairment	-	(700,000)	(700,000)
License - EVO	-	400,000	400,000
Impairment	-	(400,000)	(400,000)
Total assets	81,905	(50,000)	31,905

Stockholders' Deficit:
Additional paid in Capital	$105,900	$1,100,000	$1,205,900
Accumulated deficit	(269,216)	(1,150,000)	(1,419,216)
Total Stockholder's Deficit	(64,634)	(50,000)	(114,634)
Total liabilities & stockholders' equity	81,905	(50,000)	31,905

Statement of Operations:
Operating Expenses:
Impairment expense	$-	$(1,150,000)	$(1,150,000)
Total operating expenses	141,491	1,150,000	1,291,491
Income (loss) from operations	141,491	1,150,000	1,291,491
Income (loss) before provision for income taxes	(137,098)	(1,150,000)	(1,287,098)
Net Income (loss)	(137,098)	(1,150,000)	(1,287,098)
Net income (loss) per share (Basic and fully diluted)	(0.00)	(0.01)	(0.01)

Statement of Cash Flows:
Net income (loss)	$(137,098)	$(1,150,000)	$(1,287,098)
Impairment expense	-	(1,150,000)	(1,150,000)
Cash Flows Used In Investing Activities:
Investment	(50,000)	(1,100,000)	(1,150,000)
Net Cash Used In Investing Activities	(51,398)	(1,100,000)	(1,151,398)
Cash Flows From Financing Activities:
Common stock issued for investments	-	1,100,000	1,100,000
Net Cash Provided By Financing Activities	140,161	1,100,000	1,240,161

Statement of Stockholder's Equity:
Common stock retired to treasury
Common Stock - Shares	-	(11,000,000)	(11,000,000)
Common Stock - Amount ($0.001 Par)	-	(1,100)	(1,100)
Paid in capital	-	1,100	1,100
Stock issued for IP licenses
Common stock - Shares	-	11,000,000	11,000,000
Common Stock - Amount ($0.001 Par)	-	1,100	1,100
Paid in capital	-	1,098,900	1,098,900
Stockholders' Deficit	-	1,100,00	1,100,000
Net loss for the period
Accumulated Deficit	(137,098)	(1,150,000)	(1,287,098)
Stockholders' Deficit	(137,098)	(1,150,000)	(1,287,098)
Balances - March 31, 2015
Paid in Capital	105,900	1,100,000	1,205,900
Accumulated Deficit	(269,216)	(1,150,000)	(1,419,216)
Stockholders' Deficit	(64,634)	(50,000)	(114,634)

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting;

We have implemented a framework used by management to evaluate the effectiveness of your internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Board in connection with the audit of our financial statements as of March 31, 2014 and 2015 and communicated the matters to our management.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee, lack of a Chief Financial Officer, and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Name and		Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compen-sation Earnings	All Other Compensa-tion	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

George Dory, Former Director, Pres. Treasurer and Secy	2013	0	0	0	0	0	0	0	0

Matt Brown, Former CEO (1)	2015	59,097	0	0	0	0	0	0	59,097
	2014	0	0	0	0	0	0	0	0

Pramuan Upatch (2), Former CEO & CFO	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

John G. Michak III Chief Operating Officer	2015	5,000 (5)	0	0	0	0	0	0	5,000

Rik J. Deitsch (3) Chief Executive Officer	2015	3,500 (5)	0	0	0	0	0	0	3,500

Redgie Green, President	2015	4,000	0	0	0	0	0	0	4,000

Ted Tinsman, Vice President (4)	2015	0	0	0	0	0	0	0	0

Lorent Priest, Vice President (4)	2015	0	0	0	0	0	0	0	0

__________

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	By-laws of Greenhouse Solutions Inc. [2]
10.1	License #1 [3]
10.2	License #2 [3]
10.3	Consulting Agreement [4]
10.4	Consulting Agreement [4]
10.5	Promissory Note to Evolutionary Ventures LLC [5]
10.6	Promissory Note to Evolutionary Ventures LLC [5]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
[1]	Incorporated by reference from the Company's S-1 filed with the Commission on June 21, 2010.
[2]	Incorporated by reference from the Company's S-1 filed with the Commission on June, 2010.
[3]	Incorporated by reference from the Company's 8-K filed January 22, 2015.
[4]	Incorporated by reference from the Company's 8-K filed January 27, 2015.
[5]	Incorporated by reference from the Company's 10-K filed August 3, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenhouse Solutions, Inc.

Dated: March 28, 2016	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2016	DIRECTORS

/s/ John G. Michak, III
John G. Michak, III, Director

/s/ Redgie Green
Redgie Green, Director

/s/ Rik J. Deitsch
Rik J. Deitsch, Director, Chief Executive Officer,
Principal Financial Officer, Principal Accounting Officer