Form 10-K/A
period 2015-03-31
Greenhouse Solutions, Inc.
filed 2016-04-26
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

Greenhouse Solutions, Inc. (the "Company") is filing this Amendment No. 3 to its Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on August 3, 2015 for the purpose of revising Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures. All other information in this filing speaks as of the original date of the filing.

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
		As Restated

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

GREENHOUSE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2015	2014
	As Restated

REVENUE	$81,250	$-
Cost of revenues	81,250	-
GROSS PROFIT	-	-

Operating Expenses:
Consulting services	37,440	-
Depreciation expense	23
Impairment expense	1,150,000
Management consulting	24,400
Professional fees	28,587	13,190
General and administrative	51,041	7,201
Total operating expenses	1,291,491	20,391

Income (loss) from operations	(1,291,491)	(20,391)

Other income (expense)
Forgiveness of debt	4,393	-
Other income (expense) net	4,393	-

Income (loss) before provision	(1,287,098)	(20,391)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$(1,287,098)	$(20,391)

Net income (loss) per share
(Basic and fully diluted)	$(0)	$(0)

Weighted average number of
common shares outstanding	86,822,000	86,760,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31, 2015	March 31, 2014
	As Restated

Cash Flows From Operating Activities:
Net income (loss)	$(1,287,098)	$(20,391)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	23
Impairment expense	1,150,000
Forgiveness of debt	(4,393)
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	83,235	(5,610)
(Increase) decrease in accounts receivable and other current assets	(19,366)	-
NET CASH USED IN OPERATING ACTIVITIES	(77,599)	(26,001)

CASH FLOWS USED IN INVESTING ACTIVITIES		$-
Investment	(1,150,000)
Purchase of Fixed assets	(1,398)
NET CASH USED IN INVESTING ACTIVITIES	(1,151,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	150	(5,000)
Common stock issued for investments	1,100,000
Proceeds from shares subscribed	90,000	31,000
Proceeds from notes payable	50,011	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,240,161	26,000

Net Increase (Decrease) In Cash	11,164	(1)

Cash At The Beginning Of The Period	-	1

Cash At The End Of The Period	$11,164	$-

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital by related party	$-	$42,082
	$-	$-

Supplemental Disclosure

Cash paid for interest		$-
Cash paid for income taxes		$-

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common
		Amount	Paid in	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Deficit	Deficit

Balances - March 31, 2013	86,760,000	$8,676	$32,824	$-	$(111,727)	$(70,227)

Forgiveness of debt related party
July 3, 2013			42,082			42,082

Common stock subscribed				31,000		31,000

Net loss for the period					(20,391)	(20,391)

Balances - March 31, 2014	86,760,000	8,676	74,906	31,000	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994	(31,000)		-

Common stock subscribed				90,000		90,000

Common stock retired to treasury	(11,000,000)	(1,100)	1,100			-

Stock issued for IP licenses	11,000,000	1,100	1,098,900			1,100,000

Net loss for the period					(1,287,098)	(1,287,098)

Balances - March 31, 2015 As Restated	86,822,000	$8,682	$1,205,900	$90,000	$(1,419,216)	$(114,634)

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

In connection with this annual report, as required by Rule 15d-5 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Operating Officer acting as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of March 31, 2015 and we have implemented changes as discussed in the following paragraphs. Subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below.

It is management's responsibility to establish and maintain adequate internal control over financial reporting. This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Board in connection with the audit of our financial statements as of March 31, 2014 and 2015 and communicated the matters to our management.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year, and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to untrained and inexperienced executive management, and in part due to lack of full-time financial accounting professionals.

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

Greenhouse Solutions, Inc.

Dated: April 22, 2016	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 22, 2016	DIRECTORS

/s/ John G. Michak, III
John G. Michak, III, Director

/s/ Redgie Green
Redgie Green, Director

/s/ Rik J. Deitsch
Rik J. Deitsch, Director, Chief Executive Officer,
Principal Financial Officer, Principal Accounting Officer