Form 10-Q
period 2015-12-31
Greenhouse Solutions, Inc.
filed 2016-05-03
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[_]

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

As of December 31, 2015, there were 94,881,213 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREENHOUSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2015	2015

ASSETS

Current assets
Cash	$ 4,971	$ 11,164
Accounts receivable	-	19,366
Inventory	29,505	-
Total Current assets	34,476	30,530

Fixed assets
Office equipment net of depreciation of	1,165	1,375
$233 and $23 respectively
	1,165	1,375

Other assets
Licenses less impairments	420,000	-
	(420,000)	-
	-	-
Total Assets	$ 35,641	$ 31,905

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 76,087	$ 86,250
Customer refund due	5,128	5,128
Stock offer recission	15,000	-
Notes payable	5,150	55,161
Total current liabilities	101,365	146,539

Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized
with $0.0001 par value. No Preferred
shares issued or outstanding
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 94,881,213 and
86,822,000 issued and outstanding at	9,488	8,682
December 31, and March 31, 2015 respectively
Additional paid in capital	2,595,884	1,205,900
Additional paid in capital - Warrants	1,354,015
Common stock subscribed	-	90,000
Accumulated deficit	(4,025,111)	(1,419,216)
Total Stockholders' Equity (Deficit)	(65,724)	(114,634)

Total Liabilities and Stockholders' Deficit	$ 35,641	$ 31,905

The accompanying notes are an integral part of these condensed financial statements

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

REVENUE	$ -	$ -	$ -	$ -
Cost of revenues	-	-	-	-
GROSS PROFIT	-	-	-	-

Operating Expenses:
Consulting services	103,000	17,990	177,540	22,440
Depreciation	70	-	210	-
Impairment expense	420,000		420,000	-
Management consulting	33,789	11,400	50,738	24,400
Professional fees	96,035	10,213	147,689	23,877
Research and development	3,800	-	18,800	-
Warrant expense	1,354,015	-	1,354,015	-
Private placement expense	372,000	-	372,000	-
General and administrative	16,867	18,188	64,903	25,616
Total operating expenses	2,399,576	57,791	2,605,895	96,333

Net operating loss	(2,399,576)	(57,791)	(2,605,895)	(96,333)

Net loss	$ (2,399,576)	$ (57,791)	$ (2,605,895)	$ (96,333)

Net income (loss) per share
(Basic and fully diluted)	$ (0.03)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average number of
common shares outstanding	90,031,869	86,822,000	88,035,538	86,822,000

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Paid in	Common
		Amount	Paid in	Capital	Stock	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Warrants	Subscribed	Deficit	Deficit

Balances - March 31, 2014	86,760,000	8,676	74,906		31,000	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994		(31,000)		-

Common stock subscribed					90,000		90,000

Common stock retired to treasury	(11,000,000)	(1,100)	1,100				-

Stock issued for IP licenses	11,000,000	1,100	1,098,900				1,100,000

Net loss for the period						(1,287,098)	(1,287,098)

Balances - March 31, 2015	86,822,000	8,682	1,205,900	-	90,000	(1,419,216)	(114,634)

Stock issued for cash	300,000	30	89,970		(90,000)		-
Stock issued for cash	1,975,000	198	329,802				330,000
Stock issued for services	1,234,213	123	178,667				178,790
Stock issued for IP licenses	3,000,000	300	419,700				420,000
Stock issued for private placement	1,550,000	155	371,845				372,000
Warrants issued with stock				1,354,015			1,354,015
							-
Net loss for the period						(2,605,895)	(2,605,895)

Balances - December 31, 2015	94,881,213	$ 9,488	$2,595,884	$ 1,354,015	$ -	$ (4,025,111)	$ (65,724)

The accompanying notes are an integral part of these condensed financial statements

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31, 2015	December 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$ (2,605,895)	$ (96,333)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	210
Changes in operating assets and liabilities
(Decrease) in accounts payable	(10,163)	(8,143)
Stock issued for services	178,790	-
Decrease in accounts receivable	19,365
(Increase) in inventory	(29,504)	-
NET CASH USED IN OPERATING ACTIVITIES	(2,447,197)	(104,476)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-
Stock issued for IP licenses	420,000
NET CASH USED IN INVESTING ACTIVITIES	420,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(50,011)	150
Proceeds from Common Stock sales	420,000	45,000
Common shares issued for subscriptions received	-	(31,000)

Stock issued for private placement expense	372,000	-
Increase in Stock purchase refund	15,000
Paid in capital - warrants	1,354,015	-
Received from notes payable	-	60,011
Proceeds from shares subscribed	(90,000)	31,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,021,004	105,161

Net Increase (Decrease) In Cash	(6,193)	685

Cash At The Beginning Of The Period	11,164	-

Cash At The End Of The Period	$ 4,971	$ 685

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS,

December 31, 2015

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

Basis of presentation - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $4,025,111 through December 31, 2015, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2015 there were warrants outstanding for 6,900,000 common shares and at December 31, 2014 there were no warrants outstanding. These warrants are not included in the diluted loss per share as the effect of the inclusion would be antidilutive.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the asset. At December 31, 2015 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $233 which is being depreciated over 3 years. There were no corresponding balances for the fiscal year ended December 31, 2014. Depreciation expense for the quarters ended December 31, 2015 and 2014 were $70 and Nil respectively. Depreciation expense for the nine months ended December 31, 2015 and 2014 were $210 and Nil respectively.

Other Assets

The Company has acquired other assets consisting of the following:

1.        An exclusive license for the use of intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries developed by Dr. M. S. Reddy. This license has a life of 15 years. The license was acquired in exchange for 7,000,000 shares of the common stock of the Company and valued at $0.10 per share consistent with other sakes to private placement buyers. During the quarter ended December 31, 2015 the Company issued an additional 3,000,000 shares valued at $0.14, the closing price as of the date of the meeting of the Board of Directors, to Dr. Reddy as additional compensation for the continuing use of the license.

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

At March 31, 2015 the Company had a cumulative investment in these other assets of $1,150,000 with a corresponding impairment write-down due to the uncertainty of the Company's ability to continue as a going concern. There were no corresponding balances for the fiscal year ended March 31, 2014. Impairment expense for the years ended March 31, 2015 and 2014 were $1,150,000 and Nil respectively. At December 31, 2015 the Company had a cumulative investment in these other assets of $1,570,000 with a corresponding impairment write-down due to the uncertainty of the Company's ability to continue as a going concern.

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

As of December 31, 2015 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

In September 2015, the FASB issued ASU 2015-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after March 15, 2015, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of December 31, 2014.

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2015, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

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

During the quarter ended June 30, 2015 a stockholder of the Company advanced a total of $0, had a balance of $55,161 at the beginning of the quarter of which $50,011 was repaid. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

NOTE 4 - STOCKHOLDER'S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at December 31, 2015 there are no preferred shares issued or outstanding.

As at December 31, 2015 the total number of common shares outstanding was 94,881,213. The Company has an ongoing program of private placements to raise funds to support the operations. The terms and conditions of these private placements in the past have remained constant as follows: i.e. the offering price per share is $0.10 and each share includes a warrant for the purchase of an additional share at $0.20 for a period of two years from the date of the subscription. During the quarter ended June 30, 2015 the Company received $215,000 in net proceeds through a private placement at terms that changed as follows, $0.20 per share for cash and the Company will issue 1,075,000 common shares of the Company under the terms described. Also during this quarter the Company issued 300,000 shares of its common stock in exchange for $90,000 which had been received in the previous year. This money was shown in the stockholder equity report as "Common Stock Subscribed." During the quarter ended September 30, 2015 the Company received $50,000 in net proceeds through a private placement for $0.20 per share and will issue 250,000 common shares of the Company. During the quarter ended December 31, 2015 the Company received $65,000 in net proceeds through a private placement for $0.10 per share and will issue 650,000 common shares of the Company.

During the quarter ended December 31, 2015 the Company issued an additional 1,550,000 shares of its common stock to the participants of the private offerings during the past three quarters. This was voluntarily done by the Board of Directors to effectively value each share previously received at $0.10 to match current shares issued and to help offset any dilution they may have experienced. There was no legal obligation to do this but this was decided to be done by the Board of

Directors on November 10, 2015. The closing share price on this date of $0.24 was used and the value attributed for the issuance of these additional shares of $372,000 was booked to Private Placement Expense on the financial statements.

On October 23, 2015 the Company authorized the issuance 3,634,213 shares as compensation expense which was allocated as follows: (1) 500,000 shares for legal services provided; (2) 78,939 for consulting services; (3) 55,274 for Officer compensation and (4) 3,000,000 for additional consideration for IP License #2. These were expensed to the appropriate corresponding categories on the "Statement of Income and Expense" for items (1), (2) and (3) with the value of (4) being allocated to the Other Asset category of the Balance Sheet with its corresponding write down in value. For recording purposes these shares were valued at $0.14 which was the closing price for the Company's common stock as of this date.

On November 1, 2015 the Company authorized the issuance of 600,000 shares of its common stock as compensation for consulting services to be performed. An expense of $90,000 was recorded on the Company's books as consulting expense. These shares were valued at $0.15 for per share was the closing price for that date.

In August of 2015 the Company received notice from an investor that they wished to rescind the transaction and have their money refunded. Since the shares had not been issued the refund is shown as a liability of the Company.

As at December 31, 2015 there were money's received for 662,000 shares that had not yet been issued.

NOTE 4a - WARRANTS

In connection with the common stock subscriptions referenced above each subscription included one warrant for each share subscribed. These warrants have an exercise price of $0.20 per share and an expiration date that is two years from the date of the subscription.

During the year ended March 31, 2015 the Company issued 225,000 warrants. During the quarter ended June 30, 2015 the Company issued 2,150,000 warrants. During the quarter ended September 30, 2015 the Company issued 500,000 warrants. During the quarter ended December 31, 2015 the Company issued 650,000 warrants. Concurrent with the issuance of the 1,550,000 additional shares referenced in Note 4 "Stockholder's Deficit."

Using the Black-Scholes valuation model a value of $1,354,015 is assigned to these warrants. This  expense is recorded on the books of the Company as "Warrant expense" with an offsetting entry in the Stockholder's Deficit section as "Additional paid in capital - Warrants."

As of December 31, 2015 the Company has not received any notifications with respect to any exercise of any outstanding warrants

A summary of warrant activity for the periods indicated is as follows:

	Shares Under Warrant	Exercise Price	Remaining Life
Balance at March 31, 2014	0	$0.00	0.00
Granted	300,000	$0.20	0.58
Exercised	0	0	0.00
Expired	0	0	0.00
Balance at March 31, 2015	300,000	$0.20	0.58
Granted	3,525,000	$0.20	1.28
Exercised	0	0	0
Expired	0	0	0
Balance at December 31, 2015	3,825,000	$0.20	1.33

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	December 31, 2015	December 31, 2014
Net loss before income taxes	$(2,605,895)	$(96,333)
Income tax rate	34%	34%
Income tax recovery	(886,004)	(32,753)
Valuation allowance change	886,004	32,753
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at December 31, 2015 and 2014 are as follows:

December 31, 2015	December 31, 2014

$1,114,455	$228,451

As of December 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2015 and 2014, and no interest or penalties have been accrued as of December 31, 2015 and 2014. As of December 31, 2015 and 2014 the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 - RESEARCH AND DEVELOPMENT

During the quarter ended December 31, 2015 the Company spent $3,800 on research and development. Total expenditures for research and development for the current fiscal year are $18,800. The nature of this research was to determine the viability of converting the pill form of our supplement into a functioning beverage form.

NOTE 7 - SUBSEQUENT EVENTS

Management has examined the activities of the Company subsequent to the closing date of these financial statements and had determined that there is nothing that requires disclosure.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2015, we had an accumulated deficit totaling $4,025,111. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

For the Quarter ended December 31, 2015, we had $0 in revenues compared to $Nil for the same period one year earlier. For the Quarter ended December 31, 2015, General and Administrative expenses were $16,867 as compared to $18,188 for the quarter ended December 31, 2014. For the Quarter ended December 31, 2015 we incurred expenses of $103,000 for Consulting Services compared to$17,990 for the same period in 2014. For the Quarter ended December 31, 2015 we incurred $96,035 for professional fees compared to $10,213 for the same period in 2014. For the Quarter ended December 31, 2015 we incurred $33,789 for Management Fees compared to $11,400 for the same period in 2014. For the Quarter ended December 31, 2015 we incurred Research and Development fees of $3,800 compared to $Nil for the corresponding period in 2014. For the Quarter ended December 31, 2015 we incurred Warrant expense in the amount of $1,354,015 compared to $Nil for the corresponding period in 2014. For the quarter ended December 31, 2015 we incurred an impairment expense of $420,000 compared to $Nil for the corresponding period in 2014. For the quarter ended December 31, 2015 we incurred a private placement expense of $372,000 for the issuance of 1,550,000 additional shares to investors who had paid more than $0.10 per share for our common stock. This compares to $Nil for the same period in 2014. For the Quarter ended December 31, 2015 we incurred an operating loss of $2,399,576. This compares to the net loss of $57,791 sustained for the Quarter ended December 31, 2014.

For the Nine months ended December 31, 2015, we had $0 in revenues compared to $Nil for the same period one year earlier. For the Nine months ended December 31, 2015, General and Administrative expenses were $64,903 as compared to $25,616 for the period ended December 31, 2014. For the Nine months ended December 31, 2015 we incurred expenses of $177,540 for Consulting Services compared to $22,440 for the same period in 2014. For the Nine months ended December 31, 2015 we incurred $147,689 for professional fees compared to $23,877 for the same period in 2014. For the Nine months ended December 31, 2015 we incurred $50,738 for Management Fees compared to $24,400 for the same period in 2014. For the Nine months ended December 31, 2015 we incurred an expense of $18,800 for Research and Development compared to $Nil for the same period in 2014.For the Nine months ended December 31, 2015 we incurred $1,354,015 in Warrant expense compared to $Nil for the same period in 2014. For the nine months ended December 31, 2015 we incurred an impairment expense of $420,000 compared to $Nil for the same period in 2014.  For the nine months ended December 31, 2015 we incurred a private placement expense of $372,000 for the issuance of 1,550,000 additional shares to investors who had paid more than $0.10 per share for our common stock. This compares to $Nil for the same period in 2014. For the Nine months ended December 31, 2015 we incurred an operating loss of $2,605,895. This compares to the net loss of $96,333 sustained for the Nine months ended December 31, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $4,025,111 as of December 31, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

On August 1, 2014, the Company received $45,000 in net proceeds through a private placement for $0.60 per share and will issue 75,000 common shares of the Company. As of the date of these financial statements these share have not been issued. On February 18, 2015 the Company received $25,000 in net proceeds through a private placement for $0.20 per share and will issue 125,000 common shares of the Company. On March 3, 2015 the Company received $20,000 in net proceeds through a private placement for $0.20 per share and will issue 100,000 common shares of the Company. During April of 2015 the Company received $230,000 in net proceeds through a private placement for $0.20 per share and will issue 1,150,000 common shares of the Company. In July of 2015 the Company received $50,000 in net proceeds through a private placement for $0.20 per share and will issue 250,000 common shares of the Company In August of 2015 the Company received notice that an offer to purchase 75,000 shares for $15,000 was being rescinded. As the monies have not been repaid as of the date of these financial statements it is shown on the books of the Company as an outstanding liability. In November of 2015 the Company received $65,000 in net proceeds through a private placement for $0.10 per share and will issue 650,000 common shares of the Company. As of the date of these financial statements, the 387,000 common shares have not been issued.

On November 7, 2014, the Company received $30,011 in funds advanced by a stockholder of the Company. On November 13, 2014, the Company received an additional $30,000 from the same stockholder. On March 12, 2015 the Company repaid $10,000 on these loans During the month of April 2015 the Company repaid the balance of $50,011 thereby retiring this obligation.. These are considered advances that are due on demand and bear no interest.

There remains $5,150 of advances from related parties that has not been settled as at December 31, 2015.

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

Investing Activities

The Company had no investing activities for the Nine months ended December 31, 2015

Liquidity and Capital Resources

As at December 31, 2015, our cash balance was $4,971 as compared to $11,164 at March 31, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as  of December 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold in a private placement, 650,000 units, at $0.10 per unit, consisting of common shares and warrants to purchase shares of common stock at $0.20 for proceeds of $65,000. During the quarter ended December 31, 2015 the Company issued an additional 1,550,000 shares of its common stock to the participants of the private offerings during the past three quarters. This was voluntarily done by the Board of Directors to effectively value each share previously received at $0.10 to match current shares issued and to help offset any dilution they may have experienced. There was no legal obligation to do this but this was decided to be done by the Board of Directors on November 10, 2015. The Company intends to use the proceeds from the private placement to fund general and administrative expenses, working capital, and product development, in order to implement and expand overall operations of the Company.

On October 23, 2015 the Company authorized the issuance 3,634,213 shares as compensation expense which was allocated as follows: (1) 500,000 shares for legal services provided; (2) 78,939 for consulting services; (3) 55,274 for Officer compensation and (4) 3,000,000 for additional consideration for IP License #2. On November 1, 2015 the Company authorized the issuance of 600,000 shares of its common stock as compensation for consulting services to be performed.

The Company relied on the exemption from registration provided under Regulation D, Rule 506 for accredited investors for these issuances.

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

Greenhouse Solutions, Inc.
(Registrant)

Dated: May 2, 2016	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
(Chief Executive Officer, Principal Executive Officer
Acting, Chief Financial Officer and Principal Accounting Officer)