Form 10-K
period 2016-03-31
Greenhouse Solutions, Inc.
filed 2016-08-12
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2016

or

/_/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes   /_/No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). /_/ Yes   /x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/ Yes  / x/ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/_/	Accelerated filer	/_/
Non-accelerated filer	/_/	Smaller reporting company	/x/
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). /_/ Yes   /x/ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at March 31, 2016, computed by reference to the market price ($0.10) as of the last business day of the registrant's most recently completed fiscal quarter (June 30, 2016), was $9,528,121.

As of July 31, 2016 there were 95,281,213 common shares, par value $0.001, issued and outstanding.

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

DESCRIPTION OF BUSINESS

Our Company was incorporated under the laws of the State of Nevada on April 8, 2009. We were previously involved in the sale and distribution of urban gardening products and greenhouses in the North American market, but we are currently expanding the business into the development, marketing, production, and sale of hemp oil  enhanced products for both personal health use and canine use, in addition to probiotic-based nutraceuticals. As a nutraceutical company, we are engaging in the acquisition, licensing and commercialization of nutraceutical products and technologies. We seek strategic licensing partnerships to reduce the risks associated with the drug development process. We maintain a website at www.ghsolutionsinc.com. Such website is not incorporated into or a part of this filing.

We are no longer pursuing our greenhouse design and consulting operations.

COMPANY OVERVIEW

NUTRACEUTICAL PRODUCTS

We previously expanded our business model with efforts in the development, marketing, production, and sales of hemp oil products for both the personal health and companion pet markets utilizing a licensed probiotic delivery system (US Patent #6,080,401) and other licensed formulas. Hemp is naturally occurring from both the cannabis and hemp species of the Cannabis Sativa plant. The extracted oil is non-psychoactive and is actively being researched and investigated by others for use in a number of conditions, including: Dravet Syndrome, Multiple Sclerosis (MS), depression and schizophrenia. As research continues into the broad spectrum of uses for hemp oil products, We intend to produce and sell various products for the wellness marketplace that utilize hemp oil and phytocannabinoids.

In furtherance of our objectives, on November 5, 2015, the Company signed a Joint Venture Agreement with KOIOS, LLC to develop and market a hemp protein-based energy drink utilizing KOIOS proprietary formulae.

On November 19, 2015, the Company signed a Master License Agreement with Dr. M.S. Reddy.  Dr. Reddy has developed intellectual property for the nutritional industries pertaining exclusively to the use of hemp and hemp related products in combination with the probiotics.  The Company has agreed to acquire an exclusive license from Dr. Reddy for use of the intellectual property in the products and proprietary formulations of products for marketing. In consideration for the license, the Company issued Dr. Reddy 3,000,000 shares of the Company's restricted common stock.  Dr. Reddy shall be paid 20% of the net profit from sales of each quantity of licensed products sold on a 45 day trailing basis and Dr. Reddy may demand accounting at any time.

KOIOS JOINT VENTURE

The Company entered into a Joint Venture with KOIOS, LLC to develop and market a hemp protein-based energy drink. Koios is a nootropic supplement developer, with products that support cognitive function and mental clarity. Together with Koios, we developed a new addition to its beverage product line called "Raspberry Wonder," an infusion of its proprietary and successful blend of nootropics with hemp oil. Hemp seed oil generally contains a 3:1 ratio of Omega 6 (linolei/LA) to Omega 3 (alpha-linolenic/LNA) essential fatty acids, which has been suggested as a ratio that may increase long-term human nutrition. In addition, hemp seed oil also contains smaller amounts of three other polyunsaturated fatty acids in gamma-linolenic acid (GLA), oleic acid and stearidonic acid. This essential fatty acid combination is thought to be unique among edible oil seeds. Raspberry Wonder is marketed as a dietary supplement to enhance brain function, boost energy and burn fat, the Raspberry Wonder is available to purchase through Koios' website, www.mentaltitan.com, as well as at stores throughout the country. Work is underway now to develop the next generation of Raspberry Wonder, which will use the Company's patent-protected process to suspend active probiotics in the beverage.

In order to market the product, the Company and Koios ran a promotion and as a result, we have identified target distributors who indicated an interest in distributing our product. Among them are:

  Europa Sports Products Inc. ("Europa Sports") recently merged with Lone Star distribution, making them the largest distributor of Sports Nutrition Products in the country, representing over 50,000 locations. Our target is that the product will arrive at Koios in the last week in August or first week of September.

  The following is a selection of stores, via Europa Sports, that may stock Raspberry Wonder for distribution:

•       Max Muscle Sports Nutrition (nationwide)

•       Nutrition Zone

•       Nutrition Warehouse

•       Power Nutrition

•       Hi-Health (45 locations)

•       Gold's Gym

•       Powerhouse Gym

•       Smoothie King (nationwide)

•       NutriShop

•       Ultimate Sport Nutrition

•       Nutrition Depot

•       Anytime Fitness

•       Complete Nutrition

  Muscle Foods USA, the second largest sports nutrition Distributor in the country, has submitted an order for two pallets of the product when it arrives at Koios.

  KeHE Distributors, LLC, one of the largest natural grocery distributors in the world, is Koios' distribution channel to large and medium size grocery stores throughout the country. KeHE will receive roughly two pallets upon arrival at Koios facilities for distribution.

  Stores in which Koios is currently sold that are serviced by KeHE and that may also be carrying the Raspberry Wonder beverage with the Company's hemp oil include:

•       Sunset Foods

•       Pete's Fresh Markets

•       Mazyerecks

•       Tony's Fresh Market

•       Better Health Stores (Koios is currently carried in 14 of their locations and they have agreed to bring in Raspberry Wonder)

•       Natural Health Center

•       Joseph's Market

•       Angelo Caputo's Fresh Markets

•       Harvest Health Foods

Our joint venture, Koios, uses a brokerage firm to help facilitate new store openings along with adding new stores in the Midwest region. Koios is focused on the Midwest region because main competitors do not have a presence in these areas and there is a strong desire for natural and organic alternatives.

Koios has also invested significant time and effort into creating a user-friendly and attractive online environment, gaining approximately 6,000 Instagram followers and approximately 9,000 Facebook followers.

Koios continues to expand thier ambassador network and drive traffic to the brand. Currently, Koios athletes and ambassadors are estimated to have a combined audience of over one million people. Koios has continued to tap into the world of CrossFit and e-sports. Koios recently attended the CrossFit games, which led to approximately 20 new CrossFit gyms that carry Koios products and that will also carry the Raspberry Wonder beverage with the Company's hemp oil.

Koios recently entered into an agreement with a Denver-based distributor, Hyperion Wholesale. Koios believes that this new relationship will add over 300 new stores that carry their products, including Raspberry Wonder, by the end of 2016. As a result of the relationship with Hyperion, ten new 7-Eleven stores and several other convenience stores across Colorado's Front Range are planning to carry the Raspberry Wonder beverage.

WishingUWell is Koios' online distributor, with a web presence on Amazon.com.

OTHER PRODUCTS

The Company intends to generate future revenues from sales of our hemp oil enhanced products for both the personal health and companion pet markets, as well as seeking out other joint venture opportunities in which our hemp oil can be used.

The Company is working with a major health supplement developer to produce water-soluble, probiotic infused Phytocannabinoid oils in an ingredient for nutraceutical product manufacturers. The water solubility of probiotics, an exclusively licensed innovation of the Company, means that this ingredient could be integrated into any number of formulations, including capsules and foods, as well as beverages. A major American university is engaged in a full study of the compound to establish the health benefits of this new ingredient. With this, the Company is also engaged in research and development of a new probiotic hemp oil-

infused cold-brew coffee beverage.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended March 31, 2016, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORPORATE STRATEGY

We have shifted our focus entirely to nutraceutical products for humans and animals.

NUTRACEUTICAL PRODUCTS

Cannabidiol is a naturally-occurring substance found in both the cannabis and hemp species of the Cannabis Sativa plant and is generally marketed through hemp oil as a nutritional supplement. The extracted oil is non-psychoactive and is being researched by others for possible prescription for a number of conditions, including: Dravet Syndrom, Multiple Sclerosis (MS), depression, and schizophrenia. As research continues into the broad spectrum of uses for hemp oil derived products, we intend to seek to develop various products for the wellness marketplace that may utilize the ingredient.

We have begun to develop, market, produce, and sell hemp oil products, through the Koios Joint Venture, for personal health and may also enter the companion pet market, some of which may utilize a licensed probiotic delivery system (US Patent #6,080,401). We acquired a limited license to use the above referenced Patent developed by scientist Dr. M.S. Reddy for hemp oil and cannabis based products. Dr. Reddy's patent covers a wide variety of therapeutic and nutraceutical cannabis and industrial hemp products. We also acquired exclusive license rights to a number of proprietary nutraceutical formulations from MGRD, Inc., owned by Officer and Directors Rik Deitsch.

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

The Company intends to pursue different products that incorporate both hemp oil, and the licensed water-soluble probiotics, whether we produce them or we enter other joint ventures to achieve our goals.

ONLINE RETAIL OF PRODUCTS

We intend to expand our online marketing of our products through our website, in addition to promoting the sales of our joint venture products through our website.

Strategic Focus

Our corporate strategy in developing our operations is as follows:

To design and produce hemp oil enhanced nutraceutical products for sale to the general public.

We intend to create hemp oil products that contain formulations unseen in the current market in the nutraceuticals industry. We believe that our formulations will set us apart from competing products for promoting health.

We have a license agreement for exclusive rights to formulations for hemp oil products, intended for, subject to performance, treating various symptoms of diseases and ailments. We intend to begin manufacturing and marketing of these hemp oil products with expansion of products over the next five years.

To further the joint venture relationship with Koios and seek other ventures where possible.

We plan to expand our relationship with Koios where possible, including potentially adding the probiotic aspect to the beverage selection, and seek out other opportunities for joint ventures with different product categories.

COMPETITION, MARKETS, REGULATION AND TAXATION

COMPETITION

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

MARKETS

 The user market for hemp oil products and other nutraceuticals is generally an individual who has a specific health issue where a health advisor or distributor has provided or directed that user to our product. The market for nutraceuticals is subject to many influential factors, but the main issues affecting the market are consumer spending and government regulation.

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

EMPLOYEES

We have one full-time employee at the present time, John Michak, our COO. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations. We do not have written employment agreements with any of our officers or directors at this time.

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

Our products, or elements of our products, may be shipped from overseas into the United States and any number of problems may arise during the transport.

Due to the fact that hemp is not allowed federally to be grown on American soil, it must be shipped from overseas, and the Company plans to do so through the use of cargo ships. This includes any number of inherent risks involved in travel. These are unlikely scenarios but the ship may lose its cargo overboard, the ship itself may be lost, storms or other factors may cause loss of or damage to the products. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

Only select states allow for the growing of hemp, even without the budding of marijuana.

It is currently very difficult to grow hemp in the United States. Despite the enacting of several new state laws, it is still not legal on a federal level to grow hemp on American soil. This means that the acquisition of hemp is more difficult and it must be shipped from foreign countries, causing a period between when an order is placed and when the product arrives from overseas. It is possible that there may be a greater demand than there is a supply from overseas suppliers and, thus, a backlog may develop. This is not expected or anticipated, but it is a remote possibility. At this time we do not have plans to grow hemp in the United States.

We intend to purchase hemp oil from China, however it is possible that their prices, availability or any number of other factors may change.

It is possible that our Chinese suppliers may face bankruptcy or some form of litigation in the future. Although the company has no reasonable expectation that this is the case, such problems or any others may arise that could pose problems for the Company. It is also possible that the supplier may, for any number of reasons, change the price of their products and thus alter our profit margins. If any undesirable issues occur with an overseas supplier, then the Company may be forced to find another supplier, which would create at least a minimal delay in service. In addition, it is possible that the supplier may not have the necessary supply to meet the demand for the Company's products. At this time we have not entered into a Supplier Agreement and we do not have a formal or informal arrangement with a supplier to supply hemp.

Due to legal controversy over the Cannabis plant within the United States, we face challenges getting our products into stores.

The majority of our products are intended for personal use. Our Company intends to release products that contain no THC and that are legal for ingestion within the U.S., however, we anticipate that we may face scrutiny and run into issues getting our products into stores due to hesitation by food chains to carry any product even affiliated with the cannabis plant.

The U.S. laws pertaining to the importation and exportation of hemp-based products may adversely affect our ability to fully implement our business plan.

In the United States today the U.S. Customs Service has a "zero tolerance standard" for the importation of industrial hemp. What this means is that a product can not have any potentially dangerous substances contained in it or it will be considered adulterated and unfit for human consumption, and thus illegal to possess or use per U.S. Federal Law. In 2001 the DEA elaborated on this and clarified that any product with any quantity of THC in it at all can not be imported into the United States. Since no hemp-based products containing THC are legally permitted in the United States, such products with THC are not allowed to be exported out of the United States either. Because of the strict laws that exist with the U.S. importation and exportation of hemp products, our business could be adversely affected.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of creating hemp-based products for personal use or consumption. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Because we are a small company and do not have much capital, our marketing campaign may not be enough to attract sufficient clients to operate profitably. If we do not make a profit, we may suspend or cease operations.

Due to the fact we are a small company and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We rely on highly skilled personnel; if we are unable to retain or motivate key personnel, or hire qualified personnel, we may not be able to grow effectively.

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

If developed, our brands may become valuable, and any inability to protect them could reduce the value of our products and brand.

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

Consumption of products we sell may decline.

We rely on consumers' demand for our products. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and tastes. If consumer preferences were to move away from our products, in any of our major markets, our financial results might be adversely affected.

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

  a general decline in economic or geopolitical conditions;

  concern about the health consequences of consuming various nutraceutical products;

  consumer dietary preferences;

  increased federal, state, provincial and foreign excise or other taxes on certain products and possible restrictions on advertising and marketing;

  increased regulation placing restrictions on the purchase or consumption of our products or increasing prices due to the imposition of duties or excise tax;

  inflation; and

  wars, pandemics, weather and natural or man-made disasters.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business or operations, and water scarcity or poor water quality could negatively impact our production costs and capacity.

There is a growing concern that carbon dioxide and other so-called 'greenhouse' gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or increased pricing for certain raw materials that are necessary for our products, such as sugar, cereals, agave and grapes. Water is likely to be a main ingredient in substantially all of our products and it is also a limited resource in many parts of the world. As demand for water continues to increase, and as water becomes scarcer and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could adversely affect our operations and profitability.

An increase in the cost of raw materials or energy could affect our profitability.

The components of our products are largely commodities that are subject to price volatility caused by changes in global supply and demand, weather conditions, agricultural uncertainty and/or governmental controls. Commodity price changes may result in unexpected increases in the cost of raw materials, plastics, flavors and other packaging materials and our products. We may also be adversely affected by shortages of such materials or by increases in energy costs resulting in higher transportation, freight and other operating costs. We may not be able to increase our prices to offset these increased costs without suffering reduced volume, sales and operating profit.

Various diseases, pests and certain weather conditions.

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of plants and other agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our suppliers of agricultural raw materials will succeed in preventing contamination in existing fields. Future government restrictions regarding the use of certain materials used in growing agricultural raw materials may increase costs and/or reduce production of crops. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of crops, which could lead to a shortage of our product supply.

Reliance on manufacturers and distributors.

Local market structures and distribution channels vary worldwide. We sell our joint venture products through distributors to retail outlets. Koios has entered into arrangements with distributors that generate the majority of our U.S. sales. The replacement or poor performance of the main distributors could result in temporary or longer-term sales disruptions or could materially and adversely affect our results of operations and financial condition for a particular period. Our inability to collect accounts receivable from our manufacturers or distributors could also materially and adversely affect our results of operations and financial condition.

Regulatory decisions and changes in the legal and regulatory environment could increase our costs and liabilities or limit its business activities.

Our operations and those of any contractors are subject to extensive regulatory requirements relating to production, distribution, importation, marketing, advertising, promotion, sales, pricing, labeling, packaging, product liability, labor, pensions, antitrust, compliance and control systems, and environmental issues. Changes in laws, regulations or governmental or regulatory policies and/or practices could cause us to incur material additional costs or liabilities that could adversely affect its business. In particular, governmental bodies may impose new labeling, product or production requirements, limitations on the marketing, advertising and/or promotion activities used to market or products, restrictions on retail outlets, restrictions on importation and distribution or other restrictions on the locations or occasions where beverage alcohol is sold which directly or indirectly limit the sales of our products.

Regulatory authorities under whose laws we operate may also have enforcement power that can subject us to actions such as product recall, seizure of products or other sanctions which could have an adverse effect on our sales or damage its reputation.

Any changes to the regulatory environment in which we operate could cause us to incur material additional costs or liabilities, which could adversely affect our performance.

Our products may also become subject to national excise, import duty and other duties in most countries around the world. An increase in any such duties could have a significant adverse effect on our sales revenue or margin, both through reducing overall consumption and by encouraging consumers to switch to lower-taxed categories of products.

Our reported after-tax income is calculated based on extensive tax and accounting requirements in each of its relevant jurisdictions of operation. Changes in tax law (including tax rates), accounting policies and accounting standards could materially reduce our reported after tax income.

Damage to our reputation.

Maintaining a good reputation is critical to selling our branded products. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although our producer/distributors maintain standards for the materials and product components received from suppliers, it is possible that a supplier may not provide materials or product components that meet the required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

  a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

  a perceived failure to address concerns relating to the quality, safety or integrity of our products;

  our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

  effects that are perceived as insufficient to promote the responsible use of our products.

Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to provide accurate and timely financial statement information, or to protect our information systems against service interruptions, misappropriation of data or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

Contamination.

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials, packaging materials or product components purchased from third parties and used in the production of our products or defects in the process could lead to low quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all of our brands.

Dependence upon trademarks and proprietary rights, failure to protect our intellectual property rights.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We intend to seek trademark registrations covering our newly developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors.

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

We intend to offer our products in highly competitive markets, which results in pressure on our profit margins and may limit our ability to maintain or increase the market share of our services.

The nutraceutical industry is subject to significant competition and pricing pressures. We will experience significant competitive pricing pressures. Several competitors offer products similar to ours. We believe that the products we offer are generally competitive with those offered by other services. It is possible that one or more of our competitors could develop a significant advantage, which could put us at a competitive disadvantage. Continued pricing pressure or shifts in customer preferences for nutraceutical products could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial conditions, results of operations, and cash flows.

Our future growth of our services is largely dependent upon our ability to successfully compete with new and existing competitors by achieving market acceptance with acceptable margins.

Our business operates in markets that are characterized by rapidly changing demands, evolving industry standards, and potential new entrants. If these companies gain market acceptance, our ability to grow our consulting business could be material and adversely affected. Accordingly, our future success depends upon a number of factors, including our ability to accomplish the following: identify emerging trends in our target end-markets; develop, acquire, and maintain competitive product offerings, and differentiate us from our competitors. Our ability to market our products can affect our competitive position and requires the investment of significant resources. These development efforts may divert resources from other potential investments in our businesses, and they may not lead to the development of revenues on a timely basis. As a result, these products may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior business strategies, impairing desirability which may cause users to defer or forego purchase of our products. Also, the markets for our products may not develop or grow as we anticipate. The failure of our products to gain market acceptance could significantly reduce our revenue, increase our operating costs, or otherwise adversely affect our business, financial condition, results of operations or cash flows.

Our joint venture may be unsuccessful or the relationship may deteriorate.

We currently have a Joint Venture Agreement with Koios, LLC. Our joint venture may not be successful and we may not fulfill the goals of the joint venture for any number of reasons. If the relationship is unsuccessful for any reason, the Company will have to find alternative business ventures or avenues in order to continue generating new products.

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

We have limited assets.

We have incurred an accumulated deficit since inception of $4,227,947 through March 31, 2016 and have not yet established a consistent on-going source of revenues sufficient to cover its operating costs and allow us to continue as a going concern. The ability of our Company to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

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

Based on our current cash reserves, we will have relatively small operational budget for the operations that we cannot expand without additional raising capital.

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

RISKS RELATED TO CONTROLLED SUBSTANCES

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to develop our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including hemp oil extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

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

Possible Depressive Effect of Future Sales of Shares issued pursuant to a Warrant Exercise.

We intend to register the shares underlying warrants that we have issued or may issue in the future. If the securities are sold prior to registration, the securities must bear a legend to the effect that the transfer is prohibited, pursuant to registration under the Act, or pursuant to an available exemption from registration. In the event all of the warrants are eventually exercised, and a registration statement was effective the resulting common shares would be free trading and could be sold into the secondary market. Such sales would most likely have a depressive effect on the price of the common stock in any over-the-counter market that may develop, since the large supply of shares available in the market would most likely reduce the price purchasers need to pay for the stock. The exercise of the warrants would also reduce the percentage of our common stock owned by our shareholders.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2015	Low	High
First Quarter - ended June 30, 2014	$.40	$1.50
Second Quarter - ended September 30, 2014	$.41	$.76
Third Quarter - ended December 31, 2014	$.40	$.76
Fourth Quarter - ended March 31, 2015	$.40	$.78

Fiscal 2016	Low	High
First Quarter - ended June 30, 2015	$.29	$.29
Second Quarter - ended September 30, 2015	$.17	$.17
Third Quarter - ended December 31, 2015	$.08	$.08
Fourth Quarter - ended March 31, 2016	$.08	$.08

Holders.

As of March 31, 2016, there are approximately 32 record holders of 95,281,213 shares of our common stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the fiscal year ended March 31, 2016, we made the following sales of our unregistered shares.

DATE OF SALE (1)	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
June 2015	Common Shares	1,075,000	$215,000	Accredited Investors
July 2015	Common Shares	250,000	$50,000	Accredited Investors
October 23, 2015	Common Shares	500,000	Legal Services	Business Associates
October 23, 2015	Common Shares	78,939	Consulting Services	Business Associates
October 23, 2015	Common Shares	55,274	Services	Officers and Directors
October 23, 2015	Common Shares	3,000,000	IP License - Additional Consideration	Business Associates
November 1, 2015	Common Shares	600,000	Consulting Services	Business Associates
November 2015	Common Shares	650,000	$65,000	Accredited Investors
December 2015	Common Shares	1,550,000	Anti-dilutive distribution by Board of Directors	Accredited Investors
March 11, 2016	Common Shares	400,000	Marketing Services	Business Associates

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended March 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2016, we had an accumulated deficit totaling $4,227,947. This raises substantial doubts about our ability to continue as a going concern.

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

We have shifted our focus to developing and selling hemp oil based nutraceutical products and have entered into a joint venture agreement with Koios, LLC to further those objectives. We do not expect to generate revenue for the next 12 months, which would be sufficient to sustain our operations. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our corporate activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the Year ended March 31, 2016, we had $Nil in revenues compared to $81,250 for the same period one year earlier. For the Year ended March 31, 2016, General and Administrative Expenses were $70,350 as compared to General and Administrative Expenses of $51,041 for the Year ended March 31, 2015. For the Year ended March 31, 2016 we incurred expenses of $218,409 for Consulting Services compared to $37,440 for the year ended March 31, 2015. We incurred $280 in Depreciation and Amortization expenses in the current year compared to $23 for the prior year. We incurred $108,000 for Management consulting and Fees paid to Related parties in the current year compared to $24,400 for the prior year. For the year ended March 31, 2016 we incurred Professional Fees expense of $167,155 compared to the prior year of $28,587. We incurred a Private Placement expense of $372,000 in the current year compared to $Nil for the prior year. During the current year we incurred an expense of $18,800 for Research and Development compared to $Nil for the prior year. During the current year the Company incurred $1,354,015 as a Warrant expense compared to $Nil during the prior year.. For the Year ended March 31, 2016 we incurred an operating loss of $2,808,731. This compares to the net loss of $1,287,098, as restated, for the Year ended March 31, 2015.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $4,227,947 as of March 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended March 31, 2016 the Company received $345,000 in private placement subscriptions for the Company's common stock and issued 2,350,000 shares which included shares for $90,000 which had been received in the prior year. As of March 31, 2016 there remain 137,000 shares which have been paid for but not issued. During the current year the Company issued 55,274 to a Related party for services rendered and authorized 1,178,939 shares for services rendered. Of these shares 400,000 have not yet been issued . As of the date of these financial statements, a total of 537,000 common shares have not been issued.

On November 7, 2014, the Company received $30,011 in funds advanced by a stockholder of the Company. On November 13, 2014, the Company received an additional $30,000 from the same stockholder. On March 12, 2015 the Company repaid $10,000 on these loans. In April of 2015 the balance of these loans was repaid in full. These are considered advances that are due on demand and bear no interest.

Investing Activities

On March 2, 2015, in the previous fiscal year, the Company entered into a joint-venture agreement with KOIOS, Inc. a non-publicly traded company for a non-exclusive license for the use and development of proprietary homeopathic and nutraceutical formulations. The Company paid KOIOS $50,000 for this license. Due to the uncertainty of continuing operations management deemed it appropriate to consider the license impaired, therefore incurred an impairment charge of $50,000 against income for that year.

On January 21, 2015, in the previous fiscal year, the Company exchanged 7,000,000 shares of its common stock, valued at $0.10 per share, with Dr. M. S. Reddy for a License to exploit Dr. Reddy's intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries. This License is valid for a period of 15 years. Due to the uncertainty of continuing operations management deemed it appropriate to consider the license impaired, therefore the Company incurred an impairment charge of $700,000 against income for that year.

On January 21, 2015, in the previous fiscal year, the Company exchanged 4,000,000 shares of its common stock, valued at $0.10 per share, with EVO for a Sublicense for its intellectual property for the homeopathic and nutraceutical industries and to market products based thereon. Due to the uncertainty of continuing operations management deemed it appropriate to consider the license impaired, therefore the Company incurred an impairment charge of $400,000 against income for that year.

Concurrent with the acquisition of these licenses, George Dory a former officer of the Company, returned to the Company 11,000,000 shares of its common stock for cancellation. This was accounted for as a reduction in the number of shares outstanding and a corresponding reduction of $1,100 in Additional Paid-in Capital.

On November 14, 2015, the Company exchanged 3,000,000 shares of its common stock valued at $0.17 per share with Dr. M. S. Reddy for a License to exploit a second grouping of Dr. Reddy's intellectual properties for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries. This License is valid for a period of 15 years. Due to the uncertainty of continuing operations management deemed it appropriate to consider the license impaired, therefore the Company incurred an impairment charge of $510,000 against income for the current year.

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

Liquidity and Capital Resources

As at March 31, 2016, our cash balance was $625 as compared to $11,164 at March 31, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

GREENHOUSE SOLUTIONS, INC.

FINANCIAL STATEMENTS

For the years ended March 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greenhouse Solutions, Inc.:

We have audited the accompanying balance sheet of Greenhouse Solutions, Inc. ("the Company") as of March 31, 2016 and 2015 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenhouse Solutions, Inc., as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
August 10, 2016

GREENHOUSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS

	March 31,	March 31,	March 31,
	2016	2015	2015
		As Restated	As Submitted

ASSETS

Current assets
Cash	$ 625	$ 11,164	$ 11,164
Accounts receivable	-	19,366	19,366
Inventory	29,504	-	-
Total Current assets	30,129	30,530	30,530

Fixed assets
Office equipment	1,398	1,398	1,398
Accumulated depreciation	(303)	(23)	(23)
Net Fixed assets	1,095	1,375	1,375

Other assets
Investment			50,000
License - KOIOS	-	50,000	-
Impairment	-	(50,000)	-
License - Reddy	-	700,000	-
Impairment	-	(700,000)	-
License #2 - Reddy	510,000	-	-
Impairment	(510,000)	-	-
License - EVO	-	400,000	-
Impairment	-	(400,000)	-
Net Other assets	-	-	50,000

Total Assets	$ 31,224	$ 31,905	$ 81,905

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 46,154	$ 86,250	$ 86,250
Accounts payable - related party	63,000	5,128	5,128
Stock offer recission	15,000	-	-
Advances payable	-	55,161	55,161
Total current liabilties	124,154	146,539	146,539

Stockholders' Deficit
Preferred stock, 25,000,000 shares authorized
with $0.0001 par value. No Preferred
shares issued or outstanding	-	-	-
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 95,219,213 issued and
86,822,000 outstanding at March 31 respectively	9,528	8,682	8,682

Additional paid in capital	2,771,474	1,205,900	105,900
Additional paid in capital - Warrants	1,354,015	-	-
Common stock subscribed	-	90,000	90,000
Accumulated deficit	(4,227,947)	(1,419,216)	(269,216)
Total Stockholders' Deficit	(92,930)	(114,634)	(64,634)

Total Liabilities and Stockholders' Deficit	$ 31,224	$ 31,905	$ 81,905

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended
	March 31,
	2016	2015	2015
		As Restated	As Submitted

REVENUE	$ -	$ 81,250	$ 81,250
Cost of revenues	-	81,250	81,250
GROSS PROFIT	-	-	-

Operating Expenses:
Consulting services	218,409	37,440	37,440
Depreciation expense	280	23	23
Impairment expense	510,000	1,150,000	-
Management consulting - related parties	108,000	24,400	24,400
Professional fees	167,155	28,587	28,587
Private placement expense	372,000	-	-
Research and development	18,800	-	-
Warrant expense	1,354,015	-	-
General and administrative	70,350	51,041	51,041
Total operating expenses	2,819,009	1,291,491	141,491

Income (loss) from operations	(2,819,009)	(1,291,491)	(141,491)

Other income (expense)
Other income	5,128
Forgiveness of debt	5,150	4,393	4,393
Other income (expense) net	10,278	4,393	4,393

Income (loss) before provision	(2,808,731)	(1,287,098)	(137,098)
for income taxes

Provision (credit) for income tax	-	-	-

Net income (loss)	$ (2,808,731)	$ (1,287,098)	$ (137,098)

Net income (loss) per share
(Basic and fully diluted)	$ (0.03)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	89,191,314	86,760,000	86,822,000

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common	Paid in
		Amount	Paid in	Stock	Capital	Accumulated	Stockholders'
	Shares	($0.0001 Par)	Capital	Subscribed	Warrants	Deficit	Deficit

Balances - March 31, 2014	86,760,000	$ 8,676	$ 74,906	$ 31,000	$ -	$ (132,118)	$ (17,536)

Sale of common stock	62,000	6	30,994	(31,000)			-

Common stock subscribed				90,000			90,000

Common stock retired to treasury	(11,000,000)	(1,100)	1,100				-

Stock issued for IP licenses	11,000,000	1,100	1,098,900				1,100,000

Net loss for the period						(1,287,098)	(1,287,098)

Balances - March 31, 2015	86,822,000	8,682	1,205,900	90,000	-	(1,419,216)	(114,634)

Shares issued for cash	2,350,000	235	434,765	(90,000)			345,000
Stock offer rescinded	(75,000)	(8)	(14,992)				(15,000)
Shares issued for licenses	3,000,000	300	509,700				510,000
Shares issued for services - RP	55,274	6	5,994				6,000
Shares issued for services	1,578,939	158	258,262				258,420
Shares for private placement exp	1,550,000	155	371,845				372,000
Paid in Capital - Warrants					1,354,015		1,354,015
Net loss for the period						(2,808,731)	(2,808,731)

Balances - March 31, 2016	95,281,213	$ 9,528	$ 2,771,474	$ -	$ 1,354,015	$ (4,227,947)	$ (92,930)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2016	March 31, 2015	March 31, 2015
		As Restated	As Submitted

Cash Flows From Operating Activities:
Net income (loss)	$ (2,808,731)	$ (1,287,098)	$ (137,098)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	280	23	23
Impairment expense	510,000	1,150,000	-
Forgiveness of debt	(10,278)	(4,393)	(4,393)
Changes in operating assets and liabilities		-	-
Decrease in accounts payable	(40,097)	83,235	83,235
Increase in accounts payable - Related parties	63,000	-	-
Decrease in accounts receivable	19,366	-	-
Decrease in advances payable	(50,011)	50,011	-
Common stock issued for services	258,420	-	-
Common stock issued for services - Related party	6,000	-	-
Increase in Stock purchase refund	15,000	-	-
Increase in inventory	(29,504)	(19,366)	(19,366)
NET CASH USED IN OPERATING ACTIVITIES	(2,066,555)	(27,588)	(77,599)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment	(510,000)	(1,150,000)	(50,000)
Purchase of Fixed assets	-	(1,398)	(1,398)
NET CASH USED IN INVESTING ACTIVITIES	(510,000)	(1,151,398)	(51,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	-	150	150
Common stock issued for cash	435,000	-
Common stock offer rescinded	(15,000)
Common stock issued for investments	510,000	1,100,000	-
Common stock issued for private placement expense	372,000	-	-
Proceeds from shares subscribed	(90,000)	90,000	90,000
Proceeds from notes payable	-		50,011
Paid in capital - warrants	1,354,015	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,566,015	1,190,150	140,161

Net Increase (Decrease) In Cash	(10,540)	11,164	11,164

Cash At The Beginning Of The Period	11,164	-	-

Cash At The End Of The Period	$ 624	$ 11,164	$ 11,164

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital by related party	$ -	$ -	$ -
	$ -	$ -	$ -

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS,

MARCH 31, 2016

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Greenhouse Solutions, Inc. (the "Company" or "Greenhouse Solutions"), is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company is involved in the sale and distribution of urban gardening products and greenhouses on the North American Market.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $4,227,947 through March 31, 2016, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2016 there were warrants outstanding to claim 2,275,000 additional common share of the Company. At March 31, 2014 there were no potentially dilutive securities outstanding.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the asset. At March 31, 2016 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $303. There corresponding balances for the fiscal year ended March 31, 2015 were $1,398 and $23 respectively. Depreciation expense for the years ended March 31, 2016 and 201 were $280 and $23 respectively.

Other Assets

The Company has acquired other assets consisting of the following:

1.   An exclusive license signed on January 20, 2015 for the use of intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries developed by Dr. M. S. Reddy. This license has a life of 15 years. The license was acquired in exchange for 7,000,000 shares of the common stock of the Company and valued at $0.10 per share consistent with other sakes to private placement buyers.

2.   A sublicense signed on February 1, 2015 for the intellectual property for the homeopathic and nutraceutical industries and to market products based thereon granted by EVO. This license has a life of 15 years and was acquired in exchange for 4,000,000 shares of the common stock of the Company using the same valuation approach as license #1.

3.   A payment of $50,000 to KOIOS, Inc. for a non-exclusive license for the use of proprietary formulations for the homeopathic and nutraceutical industries. This license and agreement will be for the development and marketing of homeopathic and nutraceutical supplements. This was originally reported as an investment in Panorama, LLC but was subsequently transferred to KOIOS with an effective date of March 15, 2015.

4.   An additional license effective November 4, 2015 for the use of intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries developed by Dr. M. S. Reddy. This license continues until either party, through inaction or prohibited action causes a termination. The license was acquired in exchange for 3,000,000 shares of the common stock of the Company and valued at $0.17 per share.

At March 31, 2016 the Company had a cumulative investment in these other assets of $1,660,000 with a corresponding impairment write-down due to the uncertainty of the Company's ability to continue as a going concern and total lack of sufficient cash flow or revenues with which to amortize the assets against. There were no corresponding balances for the fiscal year ended March 31, 2014. Impairment expense for the years ended March 31, 2016 and 2015 were $510,000 and $1,150,000 respectively.

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

Recent pronouncements

In June 2016, the FASB issued ASU 2016-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after March 15, 2016, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of March 31, 2014.

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2016, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

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

During the year ended March 31, 2015 a stockholder of the Company advanced a total of $60,000 of which $10,000 was repaid. As of March 31, 2016 the total advance has been repaid. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

There are three officers of the Company receiving compensation for services rendered. One is compensated at the rate of $3,000 per month and has received $25,000 in payments and is owed $11,000 as at March 31, 2016. Another is compensated at the rate of $3,500 per month. He has received $14,000 in cash payments and is owed a balance of $28,000 as of March 31, 2016. The third is compensated at the rate of $2,000 per month. At March 31, 2016 this officer is owed a total of $24,000.

NOTE 4 - STOCKHOLDER'S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at March 31, 2016 there are no preferred shares issued or outstanding.

As at March 31, 2016 the total number of common shares outstanding was 95,281,213.The Company has an ongoing program of private placements to raise funds to support the operations. The terms and conditions of these private placements in the past have remained constant as follows: i.e. the offering price per share is $0.10 and each share includes a warrant for the purchase of an additional share at $0.20.for a period of two years from the date of the subscription. During the quarter ended June 30, 2015 the Company received $215,000 in net proceeds through a private placement at terms that changed as follows, $0.20 per share for cash and the Company will issue 1,075,000 common shares of the Company under the terms described.. . Also during this quarter the Company issued 300,000 shares of its common stock in exchange for $90,000 which had been received in the previous year. This money was shown in the stockholder equity report as "Common Stock Subscribed." During the quarter ended September 30, 2015 the Company received $50,000 in net proceeds through a private placement for $0.20 per share and will issue 250,000 common shares of the Company. During the quarter ended December 31, 2015 the Company received $65,000 in net proceeds through a private placement for $0.10 per share and will issue 650,000 common shares of the Company.

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

On October 23, 2015 the Company authorized the issuance 3,634,213 shares as compensation expense which was allocated as follows: (1) 500,000 shares for legal services provided; (2) 78,939 for consulting services; (3) 55,274 for Related party Officer compensation and (4) 3,000,000 for additional consideration for IP License #2. These were expensed to the appropriate corresponding categories on the "Statement of Income and Expense" for items (1), (2) and (3) with the value of (4) being allocated to the Other Asset category of the Balance Sheet with its corresponding write down in value. For recording purposes these shares were valued at $0.17 which was the average price for the Company's common stock for the quarter ending March 31, 2016.

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

On March 11, 2016 the Company authorized the issuance of  400,000 shares for marketing consulting services and recorded an expense of $40,000..

NOTE 5 - WARRANTS

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

Using the Black-Scholes valuation model a value of $1,354,015 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.08; strike price $0.20; volatility 350%; risk free rate 1.75% and time to expiration of 1.33 years. This expense is recorded on the books of the Company as "Warrant expense" with an offsetting entry in the Stockholder's Deficit section as "Additional paid in capital - Warrants."

As of March 31, 2016 the Company has not received any notifications with respect to any exercise of any outstanding warrants

A summary of warrant activity for the periods indicated is as follows:

	Shares Under Warrant	Exercise Price	Remaining Life
Balance at March 31, 2014	0	$0.00	0.00
Granted	300,000	$0.20	0.71
Exercised	0	0	0.00
Expired	0	0	0.00
Balance at March 31, 2015	300,,000	$0.20	0.71
Granted	3,525,000	$0.20	1.20
Exercised	0	0	0
Expired	0	0	0
Balance at March 31,2016	3,825,000	$0.20	1.08

NOTE 6 - RESEARCH AND DEVELOPMENT

During the year ended March 31, 2016 the Company spent a total of $18,800 on research and development. The nature of this research was to determine the viability of converting the pill form of our supplement into a functioning beverage form.

NOTE 7 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company's income tax expense as reported is as follows:

	March 31, 2016	March 31, 2015
Net loss before income taxes	$(2,808,731)	$(1,287,098)
Income tax rate	39%	39%
Income tax recovery	(1,095,500)	(502,000)
Valuation allowance change	1,095,500	502,000
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at March 31, 2016 and 2014 are as follows:

	March 31, 2016	March 31, 2014
Net operating loss carry-forward	$4,095,800	$1,287,100
Valuation allowance	(4,095,800)	(1,287,100)
Net deferred income tax asset	$-	$-

As of March 31, 2016 and 2015, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2016 and 2015, and no interest or penalties have been accrued as of March 31, 2016 and 2015. As of March 31, 2016 and 2015 the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 8 - FORGIVENESS OF DEBT

As of March 31, 2015 the Company had two outstanding invoices that dated from activities carried on by prior operations. It was management's decision that these two debts were no longer to be considered an obligation of the Company and therefore were written off. As of March 31, 2016 the Company had a total of $5,150 in advances from prior stockholders. These amounts were reclassified to "Forgiveness of debt" income with the assent of the creditors.

NOTE 9 - STOCK OFFER RECISSION

On September 5, 2015 the Company received notice from an investor who had not yet received the stocks subscribed for that they wished to rescind the offer. This amount is carried on the books and financial statements as a current liability in the amount of $15,000. It is the Company's intent to refund this money when it has sufficient cash resources to do so.

NOTE 10 - CUSTOMER REFUND

The sale that was recorded on February 18, 2015 included an amount, $5,128 in sales taxes. The Company was not nor is not licensed to collect such taxes. The Company has been in communication with its customer regarding this amount and the customer has agreed to allow the Company to retain this money as additional compensation for the transaction. Accordingly the Company has recorded this amount as "Other income" in its current "Statement of Operations."

NOTE 11 - ADVANCES

At March 31, 2015 the Company carried on its books of account the sum of $55,161. During the year ended the Company paid $50,011 against this balance. Further research showed that $5,000 of this balance was related to a former major stockholder who relinquished all rights to debts and assets at the time the new major stockholders assumed control of the Company. This occurred on August 28, 2015 and the debt was reclassified as "Forgiveness of debt" income during the final quarter of the Company's fiscal year. An additional $150 was advanced to open the initial bank account. This was forgiven and reclassified as "Forgiveness of debt" income also.

NOTE 12 - INVENTORY

In October of 2015 the Company purchased aluminum cans and lids in preparation for producing a product for the retail market. These cans are for the neutraceutical products that are under development.

NOTE 13 - RESTATEMENT

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

NOTE 14 - PRIVATE PLACEMENT EXPENSE

In December of 2015 the Board of Directors decided that investors that had purchased stock from the beginning of 2015 through July 31, 2015 should be granted parity with more recent stockholders who were issued stock valued at $0.10 per share. In order to achieve this parity those designated stockholders received an additional 1,550,000 shares of common stock of the Company. On competent(?) advice the Company booked an expense of $372,000 in connection with these additional shares. There were no additional warrants attached to these shares.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Operating Officer acting as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of March 31, 2016 and we had previously implemented changes as discussed in the following paragraphs. Subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

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

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

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

Due to insufficient funds during the year ended March 31, 2016, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

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

The following table sets forth information as to persons who currently serve as directors or executive officers, including their ages as of March 31, 2016.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title

Redgie Green	62	Since Nov. 26, 2014	President and Director

John G. Michak III	31	Since Apr. 29, 2014 and COO since Feb. 10, 2015	Chief Operating Officer and Director

Rik J. Deitsch	48	Since Jan. 28, 2015	Chief Executive Officer and Director

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

Redgie Green - Age 62, President and Director

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

John George Michak III - Age 31, COO and Director

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

Rik J. Deitsch - Age 48, CEO and Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to officers during the fiscal years ended March 31, 2016, 2015 and 2014. The table sets forth this information for Greenhouse Solutions, Inc. including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years.

Name and		Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compen-sation Earnings	All Other Compensa-tion	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Matt Brown, Former CEO (1)	2015	59,097	0	0	0	0	0	0	59,097
	2014	0	0	0	0	0	0	0	0

Pramuan Upatch (2), Former CEO & CFO	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

John G. Michak III (7) Chief Operating Officer	2016	25,000	0	0	0	0	0	0	25,000
	2015	5,000 (5)	0	0	0	0	0	0	5,000

Rik J. Deitsch (3) Chief Executive Officer	2016	14,000	0	0	0	0	0	0	14,000
	2015	3,500 (5)	0	0	0	0	0	0	3,500

Redgie Green (6), President	2016	0	0	0	0	0	0	0	0
	2015	4,000	0	0	0	0	0	0	4,000

Ted Tinsman, Former Vice President (4)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Lorent Priest, Former Vice President (4)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

__________

(1) Resigned as Officer and Director November 26, 2014; was paid through his consulting company, Linnaeus & Lamarck, Ltd.

(2) Resigned as Officer and Director June 18, 2014

(3) Paid through his consulting company, MGRD, Inc. Mr. Deitsch is owed $28,000 of his salary for the year ended March 31, 2016.

(4) Appointed as Officers, on an hourly consulting basis for services.  We are no longer using Mr. Tinsman or Mr. Priest as consultants.

(5) Paid as consulting fees

(6) Mr. Green received 55,274 shares of common stock to compensate him for the first three months of 2015, at a value of $4,000. Mr. Green's salary of $24,000 for the year ended March 31, 2016 is accrued but not paid.

(7) Mr. Michak is owed $14,000 of his salary for the year ended March 31, 2016.

There are no current employment agreements between our Company and our executive officers or directors. Our executive officers and directors have agreed to work with minimal remuneration on a month to month consulting fee basis as follows: Redgie Green will earn $2,000 per month, Rik Deitsch will earn $3,500 per month, and John Michak will earn $3,000 per month until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the officer or directors for participation. These officers have agreed to accept shares in lieu of cash at the market close price on June 31, 2015, for accrued fees for first 6 months of 2015. Our executive officers and directors has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

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

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2016, 2015 and 2014. The table sets forth this information for our Company including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Matt Brown (1) Former President, Director	2014	59,097	0	0	0	0	0	59,097

Pramuan Upatch (2), Former President, Treasurer, Secretary, Director	2014	0	0	0	0	0	0	0

George Dory (3), Former Director, President, Treasurer, Secy	2014	0	0	0	0	0	0	0

John G. Michak III Director(5)	2014	0	0	0	0	0	0	0
	2015	5,000 (6)	0	0	0	0	0	5,000
	2016	25,000						25,000

Rik J. Deitsch (4) Director	2015	3,500 (6)	0	0	0	0	0	3,500
	2016	14,000						14,000

Redgie Green Director	2014	0	0	0	0	0	0	0
	2015	4,000 (6)	0	0	0	0	0	4,000
	2016	0	0	0	0	0	0	0

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

Name, Position and Address (1)	Shares	Percent (2)	Security
John G. Michak III, COO and Director	29,000,000	30.44%	Common

Dr. Malireddy S. Reddy	10,000,000	10.5%	Common

Rik J. Deitch, Chief Executive Officer and Director(3)	4,000,000	4.2%	Common

Redgie Green, President and Director	255,274	0.27%	Common

Officers and Directors as a Group	33,255,274	34.90%	Common

(1)     The Address for the above individuals is c/o 8400 East Crescent Pkwy., Suite 600, Greenwood Village, CO 80111.

(2)     Based on 95,281,213 shares issued and outstanding.

(3)     Shares held by MGRD, Inc.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no grants of stock options since inception to March 31, 2016. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

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

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended March 31, 2016 we incurred approximately $30,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2015 we incurred approximately $21,600 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2015.

During the fiscal years ended March 31, 2016 and 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Greenhouse Solutions, Inc.

Dated: August 10, 2016	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 10, 2016

                                                                                                DIRECTORS

/s/ John G. Michak, III

_____________________________________

John G. Michak, III, Director

/s/ Redgie Green

_____________________________________

 Redgie Green, Director

/s/ Rik J. Deitsch

_____________________________________

Rik J. Deitsch, Director, Chief Executive Officer,

Principal Financial Officer, Principal Accounting Officer