Form 10-Q
period 2016-06-30
Greenhouse Solutions, Inc.
filed 2016-08-26
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

[_]

No

[x]

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

As of June 30, 2016, there were 95,281,213 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GREENHOUSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2016	2016

ASSETS

Current assets
Cash	$ -	$ 625
Inventory	29,504	29,504
Total Current assets	29,504	30,129

Fixed assets
Office equipment	1,398	1,398
Accumulated depreciation	(373)	(303)
	1,025	1,095

Other assets
License #2 Reddy	-	510,000
License #2 Impairment		(510,000)

Total Assets	$ 30,529	$ 31,224

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 55,582	$ 46,154
Accounts payable - related party	88,500	63,000
Stock offer recission	15,000	15,000
Advances payable - related party	1,400	-
Total current liabilties	160,482	124,154

Stockholders' Deficit
Preferred stock, 25,000,000 shares authorized
with $0.0001 par value. No Preferred
shares issued or outstanding
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 95,281,213 issued and
outstanding respectively	9,528	9,528

Additional paid in capital	2,771,474	2,771,474
Additional paid in capital - Warrants	1,354,015	1,354,015
Accumulated deficit	(4,264,970)	(4,227,947)
Total Stockholders' Deficit	(129,953)	(92,930)

Total Liabilities and Stockholders' Deficit	$ 30,529	$ 31,224

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended
	June 30,
	2016	2015
		As Restated

REVENUE	$ -	$ -
Cost of revenues	-	-
GROSS PROFIT	-	-

Operating Expenses:
Consulting services	-	42,489
Corporate communications	-	15,000
Depreciation expense	70	70
Management consulting - related parties	25,500	25,500
Professional fees	7,299	41,302
Research and development		15,000
General and administrative	4,207	18,990
Total operating expenses	37,076	158,351

Net loss from operations	(37,076)	(158,351)

Other income (expense)
Other income	109	-
Interest (expense)	(56)	-
Total other income (expense)	53	-

Net loss	$ (37,023)	$ (158,351)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	95,219,213	87,909,500

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	June 30, 2016	June 30, 2015
		As Restated

Cash Flows From Operating Activities:
Net income (loss)	$ (37,023)	$ (158,351)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	70	70
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	9,429	(78,109)
Increase (decrease) in accounts payable - related parties	25,500	6,000
Increase in related party advances	1,400
	-	-
NET CASH USED IN OPERATING ACTIVITIES	(624)	(230,390)

CASH FLOWS USED IN INVESTING ACTIVITIES		$ -
Investment	-
Purchase of Fixed assets	-
NET CASH USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-
Proceeds from Common Stock sales	-	230,000
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	230,000

Net Increase (Decrease) In Cash	(624)	(390)

Cash At The Beginning Of The Period	624	11,164

Cash At The End Of The Period	$ -	$ 10,774

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital b;y related party	$ -	$ 42,082.00
	$ -	$ -

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common	Paid in
		Amount	Paid in	Stock	Capital	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Warrants	Deficit	Deficit

Balances - March 31, 2014	86,760,000	$ 8,676	$ 74,906	$ 31,000	$ -	$ (132,118)	$ (17,536)

Sale of common stock	62,000	6	30,994	(31,000)			-

Common stock subscribed				90,000			90,000

Common stcok retired to treasury	(11,000,000)	(1,100)	1,100				-

Stock issued for IP licenses	11,000,000	1,100	1,098,900				1,100,000

Net loss for the period						(1,287,098)	(1,287,098)
Balances - March 31, 2015	86,822,000	8,682	1,205,900	90,000	-	(1,419,216)	(114,634)

Shares issued for cash	2,350,000	235	434,765	(90,000)			345,000
Stock offer rescinded	(75,000)	(8)	(14,992)				(15,000)
Shares issued for licenses	3,000,000	300	509,700				510,000
Shares issued for services - RP	55,274	6	5,994				6,000
Shares issued for services	1,578,939	158	258,262				258,420
Shares for private placement exp	1,550,000	155	371,845				372,000
Paid in Capital - Warrants	-	-	-	-	1,354,015		1,354,015
Net loss for the period						(2,808,731)	(2,808,731)
Balances - March 31, 2016	95,281,213	9,528	2,771,474	-	1,354,015	(4,227,947)	(92,930)

Net loss for the period						(37,023)	(37,023)
Balances - June 30, 2016	95,281,213	$ 9,528	$ 2,771,474	$ -	$ 1,354,015	$ (4,264,970)	$ (129,953)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Greenhouse Solutions, Inc. (the "Company" or "Greenhouse Solutions"), is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company is involved in the sale and distribution of urban gardening products and greenhouses on the North American Market.

Basis of presentation - Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $4,264,970 through June 30, 2016, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with "ASC-260," "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2016 and March 31, 2016 there were warrants outstanding for 6,900,000 common shares. These warrants are not included in the diluted loss per share as the effect of the inclusion would be antidilutive.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the asset. At June 30, 2016 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $233 which is being depreciated over 3 years. Depreciation expense for the quarters ended June 30, 2016 and 2015 were $70 each respectively.

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

As of June 30, 2016 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2016, and does not expect such pronouncements to have a material impact on the Company's financial position, operations, or cash flows.

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

During the quarter ended June 30, 2016 a stockholder of the Company advanced a total of $1,400.  In addition the Company incurred $25,500 in accounts payable to related parties. These payables represent compensation owed to these parties. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

NOTE 4 - STOCKHOLDER'S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at June 30, 2016 there are no preferred shares issued or outstanding.

As at June 30, 2016 the total number of common shares outstanding was 95,281,213. The Company has an ongoing program of private placements to raise funds to support the operations. During the quarter ended June 30, 2016 the Company did not receive any proceeds through private placement activity.

In August of 2015 the Company received notice from an investor that they wished to rescind the transaction and have their money refunded. Since the shares had not been issued the refund is shown as a liability of the Company.

As at June 30, 2016 there were money's received for 662,000 shares that had not yet been issued.

NOTE 5 - INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company's income tax expense as reported is as follows:

	June 30, 2016	June 30, 2015
Net loss before income taxes	$(37,023)	$(158,351)
Income tax rate	39%	39%
Income tax recovery	(14,440)	(61,760)
Valuation allowance change	14,440	61,760
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Net operating loss carry-forward	$4,264,900	$4,227,900
Valuation allowance	(4,264,900)	(4,227,900)
Net deferred income tax asset	$-	$-

As of June 30, 2016 and 2015, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2016 and 2015, and no interest or penalties have been accrued as of June 30, 2016 and 2015. As of June 30, 2016 and 2015 the Company did not have any amounts recorded pertaining to uncertain tax positions. Current management believes that the last time a corporation tax return was filed was for fiscal year 2010. Management is currently taking the necessary actions to correct this deficiency. Due to a history of ongoing losses it is not expected that there would be any penalties or interest owed due to the non-filing status.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 - RESTATEMENT

In connection with the filing of a restated form 10-K for the fiscal year ended March 31, 2015 there were certain adjustments made in each quarterly period during the fiscal year. Management has reviewed these changes for this current quarter and determined that the changes are not material. In the interests of clarity and information the following notes detailing the changes are hereby included:

	Condensed Statement of Operations

	June 30,	June 30,
	2015	2015
	Restated	As filed

Revenue	$ -	$ -
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Consulting services	42,489	52,989
Corporate communications	15,000	-
Depreciation expense	70	-
Management consulting - related parties	25,500	9,000
Professional fees	41,302	41,302
Research and development	15,000	-
General and administrative	18,990	49,130
	158,351	152,421

Net loss from operations	(158,351)	(152,421)

	Condensed Statement of Cash Flows

	June 30,	June 30,
	2015	2015
	Restated	As filed

Cash Flows from Operating Activities
Net Loss	(158,351)	(152,421)

Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	70	140
Changes in operating assets and liabilities
(Decrease) in accounts payable and accrued liabilities	(78,109)	(84,109)
Increase in accounts payable - related parties	6,000	6,000

Net cash used in operating activities	(230,390)	(230,390)

Cash Flows from Financing Activities
Proceeds from Common Stock sales	230,000	230,000

Net (Decrease) in Cash	(390)	(390)

Cash at the Beginning of the Period	11,164	11,164

Cash at the End of the Period	$ 10,774	$ 10,774

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2016, we had an accumulated deficit totaling $4,025,111. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

For the Quarter ended June 30, 2016, we had $0 in revenues compared to $Nil for the same period one year earlier. For the Quarter ended June 30, 2016, General and Administrative expenses were $4,207 as compared to $18,990 for the quarter ended June 30, 2015. For the Quarter ended June 30, 2016 we incurred expenses of $0 for Consulting Services compared to $42,489 for the same period in 2015. For the Quarter ended June 30, 2016 we incurred $7,299 for professional fees compared to $41,302 for the same period in 2015. For the Quarter ended June 30, 2016 we incurred $25,500 for Management Fees paid to related parties compared to $25,500 for the same period in 2015. For the Quarter ended June 30, 2016 we incurred Research and Development fees of $0 compared to $15,500 for the corresponding period in 2015. For the Quarter ended June 30, 2016 we incurred Corporate communication expense in the amount of $0 compared to $15,000 for the corresponding period in 2015. For the Quarter ended June 30, 2016 we incurred an operating loss of $37,076. This compares to the net loss of $158,351 sustained for the Quarter ended June 30, 2015.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a "going concern" due to the fact that the Company has an accumulated deficit of $4,264,970 as of June 30, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During April of 2015 the Company received $230,000 in net proceeds through a private placement for $0.20 per share and will issue 1,150,000 common shares of the Company.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2017 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Investing Activities

The Company had no investing activities for the three months ended June 30, 2016.

Liquidity and Capital Resources

As at June 30, 2016, our cash balance was $Nil as compared to $10,774 at June 30, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. For further information and disclosures the reader is directed to the most recent filing of Form 10-K annual report on file with the United States Securities and Exchange Commission, specifically ITEM 9A Controls and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities in the three months ended June 30, 2016.

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

Greenhouse Solutions, Inc.
(Registrant)

Dated: August 25, 2016	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
(Chief Executive Officer, Principal Executive Officer
Acting, Chief Financial Officer and Principal Accounting Officer)