Form 10-Q
period 2016-09-30
Greenhouse Solutions, Inc.
filed 2016-11-16
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of November 14, 2016, there were 96,847,458 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREENHOUSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2016	2016
ASSETS

Current assets
Cash	$-	$625
Inventory	29,504	29,504
Total Current assets	29,504	30,129

Fixed assets
Office equipment	1,398	1,398
Accumulated depreciation	(443)	(303)
	955	1,095
Other assets
License #2 Reddy	-	510,000
License #2 Impairment		(510,000)

Total Assets	$30,459	$31,224

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$27,698	$46,154
Accounts payable - related party	114,450	63,000
Stock offer recission	15,000	15,000
Advances payable - related party	25,160	-
Total current liabilties	182,308	124,154

Stockholders' Deficit
Preferred stock, 25,000,000 shares authorized with $0.0001 par value. No Preferred shares issued or outstanding
Common stock, 200,000,000 shares authorized with $0.0001 par value. 95,784,458 issued and outstanding respectively	9,578	9,528
Additional paid in capital	2,816,716	2,771,474
Additional paid in capital - Warrants	1,354,015	1,354,015
Accumulated deficit	(4,332,158)	(4,227,947)
Total Stockholders' Deficit	(151,849)	(92,930)

Total Liabilities and Stockholders' Deficit	$30,459	$31,224

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		As Restated		As Restated
REVENUE	$-	$-	$-	$-
Cost of revenues	-	-	-	-
GROSS PROFIT	-	-	-	-

Operating Expenses:
Consulting services			-	42,489
Corporate communications		5,000	-	20,000
Depreciation expense	70	70	140	140
Management consulting - related parties	25,500	23,500	51,000	49,000
Professional fees	41,068	10,352	48,367	51,654
Research and development				15,000
General and administrative	550	9,046	4,757	28,036
Total operating expenses	67,188	47,968	104,264	206,319

Net loss from operations	(67,188)	(47,968)	(104,264)	(206,319)

Other income (expense)
Other income	-	-	109	-
Interest (expense)	-	-	(56)	-
Total other income (expense)	-	-	53	-

Net loss	$(67,188)	$(47,968)	$(104,211)	$(206,319)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	95,303,087	88,509,500	95,243,177	87,580,333

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2016	2015
		As Restated
Cash Flows From Operating Activities:
Net income (loss)	$(104,211)	$(206,319)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140	140
Changes in operating assets and liabilities
Decrease in accounts receivable		19,366
Increase (decrease) in accounts payable and accrued liabilities	(18,005)	(54,022)
Increase (decrease) in accounts payable - related parties	51,000	19,000
Increase (decrease) in related parties advances	25,160	(50,011)
	-	-
NET CASH USED IN OPERATING ACTIVITIES	(45,916)	(271,846)

CASH FLOWS USED IN INVESTING ACTIVITIES		$-
Investment	-
Purchase of Fixed assets	-
NET CASH USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
	-	-
Proceeds from Common Stock sales	-	265,000
Common Stock issued for debt	45,292	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,292	265,000

Net Increase (Decrease) In Cash	(624)	(6,846)

Cash At The Beginning Of The Period	624	11,164

Cash At The End Of The Period	$-	$4,318

Schedule of Non-Cash Investing and Financing Activities

Advances contributed to capital by related party	$-	$42,082
	$-	$-
Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock
		Amount ($0.001	Paid in	Common Stock	Paid in Capital	Accumulated	Stockholders'
	Shares	Par)	Capital	Subscribed	Warrants	Deficit	Deficit

Balances - March 31, 2014	86,760,000	$8,676	$74,906	$31,000	$-	$(132,118)	$(17,536)

Sale of common stock	62,000	6	30,994	(31,000)			-

Common stock subscribed				90,000			90,000

Common stock retired to treasury	(11,000,000)	(1,100)	1,100				-

Stock issued for IP licenses	11,000,000	1,100	1,098,900				1,100,000

Net loss for the period						(1,287,098)	(1,287,098)
Balances - March 31, 2015	86,822,000	8,682	1,205,900	90,000	-	(1,419,216)	(114,634)

Shares issued for cash	2,350,000	235	434,765	(90,000)			345,000
Stock offer rescinded	(75,000)	(8)	(14,992)				(15,000)
Shares issued for licenses	3,000,000	300	509,700				510,000
Shares issued for services - RP	55,274	6	5,994				6,000
Shares issued for services	1,578,939	158	258,262				258,420
Shares for private placement exp	1,550,000	155	371,845				372,000
Paid in Capital - Warrants	-	-	-	-	1,354,015		1,354,015
Net loss for the period						(2,808,731)	(2,808,731)
Balances - March 31, 2016	95,281,213	9,528	2,771,474	-	1,354,015	(4,227,947)	(92,930)

Shares issued for debt	503,245	50	45,242				45,292
Net loss for the period						(104,211)	(104,211)
Balances - September 30, 2016	95,784,458	$9,578	$2,816,716	$-	$1,354,015	$(4,332,158)	$(151,849)

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Greenhouse Solutions, Inc. (the “Company” or “Greenhouse Solutions”), is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company was involved in the sale and distribution of urban gardening products and greenhouses on the North American Market, but is currently expanding the business into the development, marketing, production, and sale of hemp oil-enhanced products for both personal health use and canine use, in addition to probiotic-based nutraceuticals. As a nutraceutical company, the Company engages in the acquisition, licensing and commercialization of nutraceutical products and technologies.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $4,332,158 through September 30, 2016, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2016 and March 31, 2016 there were warrants outstanding for 6,900,000 common shares. These warrants are not included in the diluted loss per share as the effect of the inclusion would be antidilutive.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of FASB Accounting Standards Codification for its long-lived assets. The Company’s long –lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight line method over the estimated useful life of the asset. At September 30, 2016 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $443 which is being depreciated over 5 years. Depreciation expense for the quarters ended September 30, 2016 and 2015 were $70 each respectively.

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

As of September 30, 2016 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2016, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 3. RELATED PARTY TRANSACTIONS

Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist. Representation about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

During the quarter ended September 30, 2016 a stockholder of the Company advanced a total of $23,760. In addition the Company incurred $27,500 in accounts payable to related parties. These payables represent compensation owed to these parties. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

NOTE 4. STOCK ISSUED FOR ACCOUNTS PAYABLE

On September 23, 2016 the Company issued 503,245 shares of its common stock in settlement of $45,292 in accounts payable. The stock was valued at $0.09 per share which was the closing price of the stock on the date of approval and issuance of the shares. Since the valuation and the trading price were equivalent there is no gain or loss recognized.

NOTE 5. STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at September 30, 2016 there are no preferred shares issued or outstanding.

As at September 30, 2016 the total number of common shares outstanding was 95,784,458. The Company has an ongoing program of private placements to raise funds to support the operations. During the quarter ended September 30, 2016 the Company did not receive any proceeds through private placement activity.

In August of 2015 the Company received notice from an investor that they wished to rescind the transaction and have their money refunded. Since the shares had not been issued the refund is shown as a liability of the Company.

As at September 30, 2016 there were money’s received for 662,000 shares that had not yet been issued.

NOTE 6. INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company's income tax expense as reported is as follows:

	September 30, 2016	September 30, 2015
Net loss before income taxes	$(104,264)	$(206,319)
Income tax rate	39%	39%
Income tax recovery	(40,660)	(80,465)
Valuation allowance change	40,660	80,465
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Net operating loss carry-forward	$4,332,200	$4,227,900
Valuation allowance	(4,332,200)	(4,227,900)
Net deferred income tax asset	$-	$-

As of September 30, 2016 and 2015, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2016 and 2015, and no interest or penalties have been accrued as of September 30, 2016 and 2015. As of September 30, 2016 and 2015 the Company did not have any amounts recorded pertaining to uncertain tax positions. Current management believes that the last time a corporation tax return was filed was for fiscal year 2010. Management is currently taking the necessary actions to correct this deficiency. Due to a history of ongoing losses it is not expected that there would be any penalties or interest owed due to the non-filing status.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities

NOTE 7.  RESTATEMENT

In connection with the filing of a restated form 10-K for the fiscal year ended March 31, 2015 there were certain adjustments made in each quarterly period during the fiscal year. Management has reviewed these changes for this current quarter and determined that the changes are not material. In the interests of clarity and information the following notes detailing the changes are hereby included:

	Condensed Statement of Operations
	September 30,	September 30,
	2015	2015
	Restated	As filed

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Consulting services	-	8,500
Corporate communications	5,000	-
Depreciation expense	70	-
Management consulting - related parties	23,500	7,000
Professional fees	10,352	10,352
General and administrative	9,046	9,116
	47,968	34,968
Net loss from operations	(47,968)	(34,968)

	Condensed Statement of Cash Flows
	September 30,	September 30,
	2015	2015
	Restated	As filed
Cash Flows from Operating Activities
Net Loss	(206,319)	(187,389)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	140	210
Changes in operating assets and liabilities
Decrease in accounts receivable	19,366
(Decrease) in accounts payable and accrued liabilities	(54,022)	(84,667)
Increase in accounts payable - related parties	19,000
Increase in advances - related parties	(50,011)	-

Net cash used in operating activities	(271,846)	(271,846)

Cash Flows from Financing Activities
Proceeds from Common Stock sales	265,000	265,000

Net (Decrease) in Cash	(6,846)	(6,846)

Cash at the Beginning of the Period	11,164	11,164

Cash at the End of the Period	$4,318	$4,318

NOTE 8. SUBSEQUENT EVENTS

Management has examined the activities of the Company subsequent to the closing date of these financial statements and had determined that there is nothing that requires disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate, or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2016, we had an accumulated deficit totaling $4,025,111. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company was involved in the sale and distribution of gardening products and greenhouses in the North American market. On September 2, 2009 we incorporated a wholly owned (ownership interest – 100%) subsidiary Greenhouse Solutions, Inc. an Ontario, Canada based company to facilitate our operations and cross border goods transfer to and from Canada. We did conduct our operations in Canada through our Canadian subsidiary and our operations in USA through our parent corporation, Greenhouse Solutions, Inc. (USA). References in this Report to “Greenhouse Solutions” refer to Greenhouse Solutions Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Operations of our subsidiary were discontinued and sold on September 9, 2011.

We have shifted our focus to developing and selling hemp oil based nutraceutical products and have entered into a joint venture agreement with Koios, LLC to further those objectives. Under this joint venture, we have introduced a nootropic beverage, the KOIOS Raspberry Wonder with Hemp, to the market through various distributors.

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

Results of Operations

For the Three Months ended September 30, 2016 compared to September 30, 2015

For the Quarter ended September 30, 2016, we had $0 in revenues compared to $Nil for the same period one year earlier. For the Quarter ended September 30, 2016, General and Administrative expenses were $550 as compared to $9,046 for the quarter ended September 30, 2015. For the Quarter ended September 30, 2016 we incurred $41,068 for professional fees compared to $10,352 for the same period in 2015. For the Quarter ended September 30, 2016 we incurred $25,500 for Management Fees paid to related parties compared to $23,500 for the same period in 2015. For the Quarter ended September 30, 2016 we incurred Corporate communication expense in the amount of $0 compared to $5,000 for the corresponding period in 2015. For the Quarter ended September 30, 2016 we incurred an operating loss of $67,188. This compares to the net loss of $47,968 sustained for the Quarter ended September 30, 2015. The difference in the overall operating expense increase for the Quarter ended September 30, 2016 is attributable in large part to the increased professional fees.

For the Six Months ended September 30, 2016 compared to September 30, 2015

For the Six months ended September 30, 2016, we had $0 in revenues compared to $Nil for the same period one year earlier. For the Six months ended September 30, 2016, General and Administrative expenses were $4,757 as compared to $28,036 for the Six months ended September 30, 2015. For the Six months ended September 30, 2016 we incurred $48,367 for professional fees compared to $51,654 for the same period in 2015. For the Six months ended September 30, 2016 we incurred $51,000 for Management Fees paid to related parties compared to $49,000 for the same period in 2015. For the Six months ended September 30, 2016 we incurred Corporate communication expense in the amount of $0 compared to $20,000 for the corresponding period in 2015. For the Six months ended September 30, 2016 we incurred consulting services expenses of $0 compared to $42,489 for the same period in 2015. For the Six months ended September 30, 2016 we incurred Research and Development expenses of $0 compared to $15,000 for the same period ending in 2015. For the Six months ended September 30, 2016 we incurred an operating loss of $104,264. This compares to the net loss of $206,319 sustained for the Six months ended September 30, 2015.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $4,332,158 as of September 30, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended March 31, 2016 the Company received $345,000 in private placement subscriptions for the Company's common stock and issued 2,350,000 shares which included shares for $90,000 which had been received in the prior year. As of March 31, 2016 there remained 137,000 shares which had been paid for but not issued. During the current year the Company issued 55,274 to a Related party for services rendered and authorized 1,178,939 shares for services rendered. Of these shares, 400,000 have not yet been issued. As of the date of these quarterly financial statements, a total of 537,000 common shares have not been issued.

On September 22, 2016, the Company’s Board of Directors approved an issuance of 503,245 shares to Consultants of the Company for past services, and registered the shares pursuant to a Stock Option, Stock Compensation and Award Plan. Please refer to the Company’s S-8 filed on September 22, 2016.

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

Investing Activities

The Company had no investing activities for the three months ended September 30, 2016.

Liquidity and Capital Resources

As at September 30, 2016, our cash balance was $Nil as compared to $4,318 at September 30, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. For further information and disclosures the reader is directed to the most recent filing of Form 10-K annual report on file with the United States Securities and Exchange Commission, specifically ITEM 9A Controls and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities in the three months ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

__________________

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

GREENHOUSE SOLUTIONS, INC.
(Registrant)

Dated: November 15, 2016	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
(Chief Executive Officer, Principal Executive Officer, Acting Chief Financial Officer and Principal Accounting Officer)

