Form 10-Q
period 2016-12-31
Greenhouse Solutions, Inc.
filed 2017-04-20
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

(970) 439-1905

(Registrant's Telephone number)

______________________________________________

(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 6, 2017, there were 95,784,458 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREENHOUSE SOLUTIONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2016	2016

ASSETS

Current assets
Cash	$120,848	$625
Accounts receivable	18,157	-
Inventory	50,863	29,504
Total Current assets	189,868	30,129

Fixed assets
Office equipment	1,398	1,398
Accumulated depreciation	(513)	(303)
	885	1,095

Other assets
Licenses less impairments	510,000	510,000
	(510,000)	(510,000)
	-	-

Loan costs	209,802	-
	209,802	-

Total Assets	$400,555	$31,224

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$60,474	$46,154
Accounts payable - related party	131,760	$63,000
Derivative Financial Instrument - Convertible Note	250,652	-
Stock offer recission	15,000	15,000
Total current liabilties	457,886	124,154

Long term liabilities
8% Convertible note payable	275,000	-

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized with $0.0001 par value. No Preferred shares issued or outstanding	-	-
Common stock, 200,000,000 shares authorized with $0.0001 par value. 95,784,458 and 95,281,213 issued and outstanding at
December 31, and March 31, 2016 respectively	9,578	9,528
Additional paid in capital	2,831,281	2,771,474
Additional paid in capital - Warrants	1,363,892	1,354,015
Accumulated deficit	(4,537,082)	(4,227,947)
Total Stockholders' Equity (Deficit)	(332,331)	(92,930)

Total Liabilities and Stockholders' Deficit	$400,555	$31,224

The accompanying notes are an integral part of these condensed financial statements

GREENHOUSE SOLUTIONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
		As Restated		As Restated

Revenue	$56,141	$-	$56,141	$-
Cost of revenues	37,379	-	37,379	-
Gross Profit	18,762	-	18,762	-

Sales related expenses
Marketing and promotion	41,784		41,784	-
Trade shows	4,000		4,000	-
Broker commissions	7,805		7,805	-
Contract labor	4,500		4,500	-
Dues and subscriptions	3,500		3,500	-
Insurance	5,107		5,107	-
Legal fees	8,397		8,397	-
Other	2,567		2,567	-
Total sales related expenses	77,660	-	77,660	-
Operating loss	(58,898)	-	(58,898)	-

General and administrative
Consulting services	18,000	107,920	18,000	150,409
Corporate communications	2,525	-	2,525	20,000
Depreciation expense	70	70	210	210
Impairment expense		510,000		510,000
Management consulting - related parties	25,500	31,500	76,500	80,500
Professional fees	19,160	111,035	67,528	162,689
Research and development	-	3,800	-	18,800
Private placement expense	-	372,000	-	372,000
Warrant expense	-	1,354,015	-	1,354,015
General and administrative	5,055	16,866	9,813	44,901
Total operating expenses	70,310	2,507,206	174,576	2,713,524

Net loss from operations	(129,208)	(2,507,206)	(233,474)	(2,713,524)

Other income (expense)
Other income	12	-	121	-
Interest expense related to convertible debt	(75,727)	-	(75,782)	-
Total other income (expense)	(75,715)	-	(75,661)	-

Net loss	$(204,923)	$(2,507,206)	$(309,135)	$(2,713,524)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.03)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	95,784,458	88,509,500	95,393,045	87,580,333

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Common Stock Subscribed	Paid in Capital Warrants	Paid in Capital Conv Notes	Accumulated Deficit	Stockholders' Deficit

Balances - March 31, 2014	86,760,000	8,676	74,906	31,000	-	-	(132,118)	(17,536)

Sale of common stock	62,000	6	30,994	(31,000)				-
Common stock subscribed				90,000				90,000
Common stock retired to treasury	(11,000,000)	(1,100)	1,100					-
Stock issued for IP licenses	11,000,000	1,100	1,098,900					1,100,000
Net loss for the period							(1,287,098)	(1,287,098)
Balances - March 31, 2015	86,822,000	8,682	1,205,900	90,000	-	-	(1,419,216)	(114,634)

Shares issued for cash	2,350,000	235	434,765	(90,000)				345,000
Stock offer rescinded	(75,000)	(8)	(14,992)					(15,000)
Shares issued for licenses	3,000,000	300	509,700					510,000
Shares issued for services - RP	55,274	6	5,994					6,000
Shares issued for services	1,578,939	158	258,262					258,420
Shares for private placement exp	1,550,000	155	371,845					372,000
Paid in Capital - Warrants	-	-	-	-	1,354,015			1,354,015
Net loss for the period							(2,808,731)	(2,808,731)
Balances - March 31, 2016	95,281,213	9,528	2,771,474	-	1,354,015		(4,227,947)	(92,930)

Shares issued for debt	503,245	50	45,242					45,292
Gain on debt relief			14,565					14,565
Paid in Capital - Warrants					9,877			9,877
Net loss for the period							(309,135)	(309,135)
Balances - December 31, 2016	95,784,458	$9,578	$2,831,281	$-	$1,363,892	$-	$(4,537,082)	$(332,331)

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31, 2016	December 31, 2015

Cash Flows From Operating Activities:
Net income (loss)	$(309,135)	$(501,091)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210	210
Loan costs amortization	75,727
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	14,320	(10,163)
Increase in accounts payable - related party	45,000	-
Increase in advances - related party	23,760	-
Increase in Stock purchase refund	-	15,000
(Increase)/Decrease in accounts receivable	(18,158)	19,366
(Increase) in inventory	(21,358)	(29,504)
NET CASH USED IN OPERATING ACTIVITIES	(189,634)	(506,182)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	(50,011)
Proceeds from Common Stock sales	-	420,000
Proceeds from 8% Convertible note payable	250,000	-
Stock issued for services	59,857	50,000
Paid in capital - warrants	-	170,000
Proceeds from shares subscribed	-	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	309,857	499,989

Net Increase (Decrease) In Cash	120,223	(6,193)

Cash At The Beginning Of The Period	625	11,164

Cash At The End Of The Period	$120,848	$4,971

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $4,537,082 through December 31, 2016, and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of providing financial consulting services on an ongoing basis. Management believes that actions presently being taken to obtain additional funding to provide the opportunity for the Company to continue as a going concern.

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

Revenue recognition

The Company has realized minimal revenues from operations. The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. The incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive. The Company has two sources of income: (1) is the sale to distributors and other mass marketers; and (2) is the sale to individuals over the internet. Sales to distributors and mass marketers are recognized at the time of shipment and invoicing. Sales to individuals are recognized at the time the sale is paid for by the customer.

Basic and Diluted Loss per Share

The Company has realized minimal revenues from operations. The Company recognizes revenues when the sale and/or distribution of products is complete, risk of loss and title to the products have transferred to the customer, there is persuasive evidence of an agreement, acceptance has been approved by the customer, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable. Net sales will be comprised of gross revenues less expected returns, trade discounts, and customer allowances that will include costs associated with off-invoice markdowns and other price reductions, as well as trade promotions and coupons. The incentive costs will be recognized at the later of the date on which the Company recognized the related revenue or the date on which the Company offers the incentive. The Company has two sources of income: (1) is the sale to distributors and other mass marketers; and (2) is the sale to individuals over the internet. Sales to distributors and mass marketers are recognized at the time of shipment and invoicing. Sales to individuals are recognized at the time the sale is paid for by the customer.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight-line method over the estimated useful life of the asset. At December 31, 2016, the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $513 which is being depreciated over 5 years. Depreciation expense for the quarters ended December 31, 2016 and 2015 were $70 each respectively.

Long Lived Assets

In accordance with ASC 350 the Company regularly reviews the carrying value of intangible and other long lived assets for the existence of facts or circumstances both internally and externally that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

As of December 31, 2016, the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2016, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

During the quarter ended September 30, 2016 a stockholder of the Company advanced a total of $23,760. During the quarter ended December 31, 2016 the Company paid $28,500 toward accounts payable to related parties and recorded an increase of $25,500 in current payables to these same parties. These payables represent compensation owed to these parties. As at December 31, 2016 the total of accounts payable to related parties was $108,000. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

NOTE 4 – STOCK ISSUED FOR ACCOUNTS PAYABLE

On September 23, 2016, the Company issued 503,245 shares of its common stock in settlement of $45,292 in accounts payable. The stock was valued at $0.09 per share which was the closing price of the stock on the date of approval and issuance of the shares. Since the valuation and the trading price were equivalent there is no gain or loss recognized.

NOTE 5 – WARRANTS

On November 18, 2016, the Company issued a series A and series B warrant to SBI Investments LLC to purchase up to 150,000 shares for each series. The warrants have an average exercise price of $0.10. The Company has analyzed the transaction using the Black-Scholes valuation model and accordingly recorded an expense of $15 ,469 series as derivative financial instrument interest expense.

The following table summarizes all warrant activity of the Company.

	Shares under	Exercise	Remaining
	Warrant	Price	Life
Balance at March 31, 2014	0	$-	0
Granted	300,000	$0.20	0.58
Exercised	0	0	0
Expired	0	0	0
Balance at March 31, 2015	300,000
Granted	3,525,000	$0.20	1.28
Exercised	0	0	0
Expired	0	0	0
Balance at March 31, 2016	3,825,000		1.33
Granted	300,000	$0.10	1.88
Exercised	-	0	0
Expired	(75,000)	0	0
Balance at December 31, 2016	4,050,000		0.52

NOTE 6 – SECURITIES PURCHASE AGREEMENT & CONVETIBLE PROMISSORY NOTE

On November 18, 2016, the Company signed a Convertible Promissory Note with SBI Investments LLC. The terms and conditions are as follows:

The face value of the note is $275,000 and the maturity date is November 18, 2018. The note includes a reduction of proceeds in the amount of $25,000 which is considered Original Issue Discount, which will be amortized as interest expense over the one year life of the note. At the time of disbursement there was a deduction from proceeds to the Company of $5,000 for legal fees related to the issuance of the promissory note. Repayment is to begin six months after the date of the note, is to be made bi-weekly and shall be 1/12 of the outstanding principal and interest until paid in full. In the event the note is not paid in full by the maturity date the entire balance becomes due and payable.

The Securities Purchase Agreement includes a right to buy up to 300,000 warrants attached for 150,000 warrant shares of Series A warrants and 150,000 warrant shares of Series B warrants. These warrants are discussed in the preceding Note 5.

Any payment on the note or the note principal and interest in full may be converted into Common Stock at the sole option of the holder at a price equal to 65% of the three lowest Volume Weighted Average Price (VWAP) of the Common Stock for the 20 consecutive trading days ending on the trading day that is immediately prior to the conversion date. The Beneficial Ownership Limitation is 4.99% except that the holder of the note may increase this limitation to no more 9.99% under certain circumstances. At December 31, 2016, there were 95,784,458 shares of Common Stock of the Company outstanding. Under these restrictions, the maximum number of shares that could be issued by the Company would be 5,030,675 under the 4.99% limitation and 10,630,893 under the 9.99% limitation. The warrants issues as part of the Securities Purchase Agreement are subject to this limitation. SBI Investments, LLC may begin to excise its conversion rights six months following the signing of the note, or May 18th, 2017.

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At December 31, 2016, the fair value of beneficial conversion feature was $250,652. The Company recorded the fair value of beneficial conversion feature as loan issuance costs and will be amortized over six months. For the 3 months ended December 31, 2016 the total amortization recorded was $59,878. At the same time the Company recorded a $25,000 addition to this same loan issuance costs for the value of the Original Issue Discount as detailed in the loan agreement. Amortization for this portion of the loan issuance costs is $5,972. Therefore the total loan issuance costs is $275,652 and the total amortization recorded for the quarter ended December 31, 2016, is $65,850 resulting in a balance of $209,802 as is shown on the balance sheet under the category of “Other assets” with the label of “Loan costs”.

NOTE 7 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at December 31, 2016 there are no preferred shares issued or outstanding.

As at December 31, 2016 the total number of common shares outstanding was 95,784,458. The Company has an ongoing program of private placements to raise funds to support the operations. During the quarter ended December 31, 2016 the Company did not receive any proceeds through private placement activity.

In August of 2015 the Company received notice from an investor that they wished to rescind the transaction and have their money refunded. Since the shares had not been issued the refund is shown as a liability of the Company.

As at December 31, 2016 there were monies received for 662,000 shares that had not yet been issued.

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

	December 31, 2016	December 31, 2015
Net loss before income taxes	$(309,135)	$(2,713,524)
Adjustment for warrant expense	-	1,354,015
Adjustment for impairment expense		510,000
Deductible net loss	(309,135)	(849,509)
Income tax rate	39%	39%
Income tax recovery	(120,560)	(331,310)
Valuation allowance change	120,560	331,310
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at December 31, 2016 and 2015 are as follows:

	December 31, 2016	March 31, 2016
Net operating loss carryforward	$(4,845,351)	$(4,227,947)
Adjustment for warrant expense	1,373,708	1,354,015
Adjustment for impairment expense	1,660,000	1,660,000
Deductible net loss	(1,503,374)	(1,213,932)
Valuation allowance	1,503,374	1,213,932
Net deferred income tax asset	-	-

As of December 31, 2016, and 2015, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2016 and 2015, and no interest or penalties have been accrued as of December 31, 2016, and 2015. As of December 31, 2016, and 2015 the Company did not have any amounts recorded pertaining to uncertain tax positions. Current management believes that the last time a corporation tax return was filed was for fiscal year 2010. Management is currently taking the necessary actions to correct this deficiency. Due to a history of ongoing losses it is not expected that there would be any penalties or interest owed due to the non-filing status.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 9 – RESTATEMENT

In connection with the filing of a restated form 10-K for the fiscal year ended March 31, 2015 there were certain adjustments made in each quarterly period during the fiscal year. Management has reviewed these changes for this current quarter and determined that the changes are not material. In the interests of clarity and information the following notes detailing the changes are hereby included:

	Condensed Statement of Operations
	December 31,	December 31,
	2015	2015
	Restated	As filed

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Consulting services	107,920	103,000
Corporate communications	-	-
Depreciation expense	70	70
Management consulting - related parties	31,500	33,789
Professional fees	111,035	96,035
Research and development	3,800	3,800
Impairment expense	510,000	420,000
Private placement expense	372,000	372,000
Warrant expense	1,354,015	1,354,015
General and administrative	16,866	16,867
	2,507,206	2,399,576

Net loss from operations	(2,507,206)	(2,399,576)

	Condensed Statement of Cash Flows
	December 31,	December 31,
	2015	2015
	Restated	As filed

Cash Flows from Operating Activities
Net Loss	(2,713,525)	(2,605,895)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	210	210
Changes in operating assets and liabilities
Decrease in accounts receivable	19,366	19,365
(Decrease) in accounts payable and accrued liabilities	(10,163)	(10,163)
Stock issued for services	196,419	178,790
(Increase) in inventory	(29,504)	(29,504)

Net cash used in operating activities	(2,537,197)	(2,447,197)

Cash flows used in investing activities
Stock issued for IP licenses	510,000	420,000
Net cash used in investing activities	510,000	420,000

Cash Flows from Financing Activities
Loans from related parties	(50,011)	(50,011)
Proceeds from Common Stock sales	420,000	420,000
Common shares issued for subscriptions received	-	-
Stock issued for private placement expense	372,000	372,000
Increase in stock purchase refund	15,000	15,000
Paid in capital – warrants	1,354,015	1,354,015
Proceeds from shares subscribed	(90,000)	(90,000)
Net Cash Provided by Financing Activities	2,021,004	2,021,004

Net (Decrease) in Cash	(6,193)	(6,193)

Cash at the Beginning of the Period	11,164	11,164

Cash at the End of the Period	$4,971	$4,971

NOTE 10 – SUBSEQUENT EVENTS

Management has examined the activities of the Company subsequent to the closing date of these financial statements and had determined that there was one event requiring disclosure. The Securities Purchase Agreement afforded the lender the option to purchase a second convertible note with the same terms, excluding the warrants, between 60 and 90 days after signing the original note. The lender has advised the Company that it will not complete this second purchase.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON OUR FINANCIAL STATEMENTS AS OF MARCH 31, 2016, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2016, we had an accumulated deficit totaling $4,537,082. This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company was involved in the sale and distribution of gardening products and greenhouses in the North American market. On September 2 2009, we incorporated a wholly owned (ownership interest – 100%) subsidiary Greenhouse Solutions, Inc. an Ontario, Canada based company to facilitate our operations and cross border goods transfer to and from Canada. We did conduct our operations in Canada through our Canadian subsidiary and our operations in USA through our parent corporation, Greenhouse Solutions, Inc. (USA). References in this Report to “Greenhouse Solutions” refer to Greenhouse Solutions Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. Operations of our subsidiary were discontinued and sold on September 9, 2011.

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

Results of Operations

For the Three Months ended December 31, 2016 compared to December 31, 2015

For the Quarter ended December 31, 2016, we had $56,141 in revenues, Cost of sales of $37,379 and gross profit of $18,762 compared to $Nil in sales, $Nil in cost of sales and $Nil in gross profit for the same period one year earlier. For the Quarter ended December 31, 2016 we incurred $77,660 in Sales related expenses compared to $Nil for the same quarter in 2015. For the Quarter ended December 31, 2016, General and Administrative expenses were $5,055 as compared to $16,866 for the quarter ended December 31, 2015. For the Quarter ended December 31, 2016 we incurred $19,160 for professional fees compared to $111,035 for the same period in 2015. For the Quarter ended December 31, 2016 we incurred $25,500 for Management Fees paid to related parties compared to $31,500 for the same period in 2015. For the Quarter ended December 31, 2016 we incurred Corporate communication expense in the amount of $2,525 compared to $Nil for the corresponding period in 2015. For the Quarter ended December 31, 2016 we incurred an Impairment expense of $Nil compared to $510,000 for the corresponding quarter in 2015. For the Quarter ended December 31, 2016 we incurred a Private Placement expense of $Nil compared to $372,000 for the same quarter in 2015. For the Quarter ended December 31, 2016 we incurred a Warrant expense of $Nil compared to $1,354,015 for the same quarter in 2015. For the Quarter ended December 31, 2016 we received interest income of $12 compared to $Nil for the same period in 2015. For the Quarter ended December 31, 2016, we incurred interest expense of $75,727 which was composed of $75,727 for the Beneficial Conversion Feature of the Convertible Note as discussed in Note 6 of the notes to the financial statements. There were no corresponding interest expenses in the same period ending December 31, 2015. For the Quarter ended December 31, 2016 we incurred a net loss of $204,923. This compares to the net loss of $2,507,206 sustained for the Quarter ended December 31, 2015.

For the Nine Months ended December 31, 2016 compared to December 31, 2015

For the Nine months ended December 31, 2016, we had $56,141 in revenues, $37.379 in Cost of sales and $18,762 in Gross Profit compared to $Nil in all categories for the same period one year earlier. For the Nine months ended December 31, 2016, General and Administrative expenses were $9,813 as compared to $44,091 for the Nine months ended December 31, 2015. For the Nine months ended December 31, 2016 we incurred $67,527 for professional fees compared to $162,689 for the same period in 2015. For the Nine months ended December 31, 2016 we incurred $76,500 for Management Fees paid to related parties compared to $80,500 for the same period in 2015. For the Nine months ended December 31, 2016 we incurred Corporate communications expense in the amount of $2,525 compared to $20,000 for the corresponding period in 2015. For the Nine months ended December 31, 2016 we incurred Consulting services of $18,000 compared to $150,409 for the same period in 2015. For the Nine months ended December 31, 2016 we incurred Research and Development expenses of $0 compared to $18,800 for the same period ending in 2015. For the Nine months ended December 31, 2016 we incurred a Private placement expense of $Nil compared to $372,000 for the same period in 2015. For the Nine months ended December 31, 2016 we incurred a Warrant expense in the amount of $Nil compared to $1,354,015 for the same period in 2015. For the Nine months ended December 31, 2016 we received interest income of $121 compared to $Nil for the same period in 2015. For the Nine months ended December 31, 2016, we incurred interest expense of $75,727 for the Derivative Financial Instrument of the Convertible Note and $56 in other interest expense. There were no corresponding interest expenses in the same period ending December 31, 2015. For the Nine months ended December 31, 2016 we incurred a net loss of $309,135. This compares to the net loss of $2,713,524 sustained for the Nine months ended December 31, 2015.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $4,537,082 as of December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During April of 2015 the Company received $230,000 in net proceeds through a private placement for $0.20 per share and will issue 1,150,000 common shares of the Company.

On November 18, 2016, the Company entered into an agreement with SBI Investments LLC to acquire financing to further the purposes of the Company. The terms of this agreement are as follows: the face amount of the note is $275,000 with an interest rate of 8%. The Company received $250,000 and ceded $25,000 to the lender as an original issue discount. The lender is also entitled to receive 6 months of interest at the signing of the note. The original issue discount and interest obligations are carried on the books as assets to be expensed ratably over the appropriate time periods. The Company is obligated to make bi-weekly payments to the lender beginning 6 months after the date of the note. Each payment is to consist of the accrued interest to date and 1/12 of the outstanding principal. The terms of the financing agreement also include provisions for the Company to obtain a second tranche of financing under the same terms described above.

The financing agreement also caused the Company to issue two warrants for the purchase of its common stock at an average price of $0.10 per share with a life of two years.

At the lender’s sole discretion, it may elect to exercise its option to receive a bi-weekly payment in common shares of the Company valued at the current market price in lieu of a cash payment. The lender is subject to a “Beneficial Ownership Limitation” of 4.99% with the option to increase that limitation to 9.99% at its sole discretion. The effects of this convertibility create a derivative obligation that is indeterminable at this time due to the uncertainty of when the option to exercise is made, the price of the stock at that time and the number of shares outstanding. Under the 4.99% limitation the lender would be entitled to convert up to 5,027,419 shares based on the current shares outstanding of 95,784,458. Under the 9.99% limitation the lender would be entitled to convert up to 10,623,968 shares.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2017 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern

Investing Activities

The Company had no investing activities for the three months ended December 31, 2016.

Liquidity and Capital Resources

As at December 31, 2016, our cash balance was $120,848 as compared to $4,971 at December 31, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors management acknowledges that there are deficiencies in these controls and procedures. For further information and disclosures the reader is directed to the most recent filing of Form 10-K annual report on file with the United States Securities and Exchange Commission, specifically ITEM 9A Controls and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had unregistered sales of equity securities in the three months ended December 31, 2016 in the form of Series A and Series B Warrants issued in connection with a convertible promissory note, as evidenced by the Form 8-K filed on November 28, 2016 and incorporated herein by reference.

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

____________

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

GREENHOUSE SOLUTIONS, INC.
(Registrant)

Dated: April 20, 2017	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
(Chief Executive Officer, Principal Executive Officer, Acting
Chief Financial Officer and
Principal Accounting Officer)

