Form 10-K
period 2017-03-31
Greenhouse Solutions, Inc.
filed 2018-09-26
CIK 1491525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-54759

Commission file number

Greenhouse Solutions Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2094634
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

600 17th Street Suite 2800 South Denver, CO	80202-5428
(Address of principal executive offices)	(Zip Code)

(720) 437-8846

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at September 30, 2016, computed by reference to the market price ($0.079) as of the last business day of the registrants most recently completed fiscal quarter (September 30, 2016), was $4,143,880.54.

As of September 24, 2018 there were 95,709,485 common shares, par value $0.0001, issued and outstanding.

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

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our.” “Greenhouse Solutions" or the "Company" are to Greenhouse Solutions, Inc.

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

COMPANY OVERVIEW

NUTRACEUTICAL PRODUCTS

We previously expanded our business model with efforts in the development, marketing, production, and sales of hemp oil products for both the personal health and companion pet markets utilizing a licensed probiotic delivery system (US Patent #6,080,401) and other licensed formulas. Hemp is naturally occurring from both the cannabis and hemp species of the Cannabis Sativa plant. The extracted oil is non-psychoactive and is actively being researched and investigated by others for use in a number of conditions, including: Dravet Syndrome, Multiple Sclerosis (MS), depression and schizophrenia. As research continues into the broad spectrum of uses for hemp oil products, We intend to produce and sell various products for the wellness marketplace that utilize hemp oil and Phyto cannabinoids.

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

KOIOS JOINT VENTURE

The Company entered into a Joint Venture with KOIOS, LLC to develop and market a hemp protein-based energy drink. Koios is a nootropic supplement developer, with products that support cognitive function and mental clarity. Together with Koios, we developed a new addition to its beverage product line called “Raspberry Wonder,” an infusion of its proprietary and successful blend of nootropics with hemp oil. Hemp seed oil generally contains a 3:1 ratio of Omega 6 (linolei/LA) to Omega 3 (alpha-linoleic/LNA) essential fatty acids, which has been suggested as a ratio that may increase long-term human nutrition. In addition, hemp seed oil also contains smaller amounts of three other polyunsaturated fatty acids in gamma-linolenic acid (GLA), oleic acid and stearidonic acid. This essential fatty acid combination is thought to be unique among edible oil seeds. Raspberry Wonder is marketed as a dietary supplement to enhance brain function, boost energy and burn fat, the Raspberry Wonder is available to purchase through Koios’ website, www.mentaltitan.com, as well as at stores throughout the country. Work is underway now to develop the next generation of Raspberry Wonder, which will use the Company’s patent-protected process to suspend active probiotics in the beverage.

In order to market the product, the Company and Koios ran a promotion and as a result, we had identified target distributors who indicated an interest in distributing our product. Among them are:

•	Europa Sports Products Inc. (“Europa Sports”) recently merged with Lone Star distribution, making them the largest distributor of Sports Nutrition Products in the country, representing over 50,000 locations. Our target is that the product will arrive at Koios in the last week in August or first week of September.

o	The following is a selection of stores, via Europa Sports, that may stock Raspberry Wonder for distribution:

▪	Max Muscle Sports Nutrition (nationwide)
▪	Nutrition Zone
▪	Nutrition Warehouse
▪	Power Nutrition
▪	Hi-Health (45 locations)
▪	Gold’s Gym
▪	Powerhouse Gym
▪	Smoothie King (nationwide)

▪	NutriShop
▪	Ultimate Sport Nutrition
▪	Nutrition Depot
▪	Anytime Fitness
▪	Complete Nutrition

•	Muscle Foods USA, the second largest sports nutrition Distributor in the country, has submitted an order for two pallets of the product when it arrives at Koios.

•	KeHE Distributors, LLC, one of the largest natural grocery distributors in the world, is Koios’ distribution channel to large and medium size grocery stores throughout the country. KeHE will receive roughly two pallets upon arrival at Koios facilities for distribution.

o	Stores in which Koios is currently sold that are serviced by KeHE and that may also be carrying the Raspberry Wonder beverage with the Company’s hemp oil include:

▪	Sunset Foods
▪	Pete’s Fresh Markets
▪	Mazyerecks
▪	Tony's Fresh Market
▪	Better Health Stores (Koios is currently carried in 14 of their locations and they have agreed to bring in Raspberry Wonder)
▪	Natural Health Center
▪	Joseph’s Market
▪	Angelo Caputo’s Fresh Markets
▪	Harvest Health Foods

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

Koios continues to expand thier ambassador network and drive traffic to the brand. Currently, Koios athletes and ambassadors are estimated to have a combined audience of over a million people. Koios has continued to tap into the world of CrossFit and e-sports. Koios recently attended the CrossFit games, which led to approximately 20 new CrossFit gyms that carry Koios products and that will also carry the Raspberry Wonder beverage with the Company’s hemp oil.

Koios recently entered into an agreement with a Denver-based distributor, Hyperion Wholesale. Koios believes that this new relationship we will add over 300 new stores that carry their products, including Raspberry Wonder, by the end of 2016. As a result of the relationship with Hyperion, ten new 7-Eleven stores and several other convenience stores across Colorado’s Front Range.

WishingUWell is Koios’ online distributor, with a web presence on Amazon.com.

OTHER PRODUCTS

The Company intends to generate future revenues from sales of our hemp oil enhanced products for both the personal health and companion pet markets, as well as seeking out other joint venture opportunities in which our hemp oil can be used.

The Company is working with a major health supplement developer to produce water-soluble, probiotic infused Phytocannabinoid oils in an ingredient for nutraceutical product manufacturers. The water solubility of probiotics, an exclusively licensed innovation of the Company, means that this ingredient could be integrated into any number of formulations, including capsules and foods, as well as beverages. A major American university is engaged in a full study of the compound to establish the health benefits of this new ingredient. With this, the Company is also engaged in research and development of a new probiotic hemp oil-infused cold-brew coffee beverage.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended March 31, 2017 and 2016, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dr. Reddy's licensed patent includes the introduction of probiotics as part of the delivery method for certain therapeutics. Probiotics are bacteria or micro-organisms that are beneficial to the health of an individual. They are essentially an opposite of antibiotics, which are inhibitory to other bacteria, including probiotic bacteria. Probiotics are predominately lactic acid producing bacteria. In contrast to herbal medicine, probiotics developed as a science only recently; and this science remains unacknowledged by many medical practitioners. One of the earliest discoveries that bacteria can improve human health was by Dr. Metchnikoff, a Russian scientist, in 1907. Since then, there have been favorable reports about probiotics’ utility, including, for example, that lactobacillus acidophilus reduces colon cancer in humans. In 2011, experts at Yale University reviewed the research. They concluded that probiotics are most effective for, but not limited to: Treating childhood diarrhea, treating ulcerative colitis, treating necrotizing enterocolitis (a type of infection and inflammation of the intestines mostly seen in infants), preventing antibiotic-associated diarrhea and infectious diarrhea, preventing pouchitis (an inflammation of the intestines that can follow intestinal surgery), treating and preventing eczema associated with cow’s milk allergy, helping the immune system, treating symptoms of irritable bowel syndrome, treating vaginitis, treating diarrhea caused by C. difficile bacteria, and treating Crohn’s disease.

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

REGULATION OF NUTRACEUTICALS

The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by several federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. The FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics, whereas the FTC has jurisdiction to regulate the advertising of these products.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) defines “dietary supplements” as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. New dietary ingredients (those not marketed in the U.S. prior to October 15, 1994) must be the subject of a notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” The notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA has issued guidance regarding the content of a new dietary ingredient notification. Should the FDA choose to enforce the guidance, it could have a negative effect on the innovation and continued marketing of dietary supplements; the FDA may not accept any particular evidence of safety for any new dietary ingredient, preventing the marketing of those dietary ingredients.

DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without premarket FDA approval, however, such statements must be submitted within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Statements of nutritional support may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company using such statements must possess scientific evidence substantiating that the statement is truthful and not misleading. Any statements determined to be outside of these guidelines or unsubstantiated would be prevented from being used.

DSHEA also provides that so-called “third-party literature,” a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Third-party literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. Any dissemination of non-compliant literature could subject our product to regulatory action as an illegal drug.

The FDA’s Good Manufacturing Practices (“GMP”) regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the GMP regulations for drugs. The FDA could in the future choose to inspect one of our facilities for compliance with these regulations and could cause non-compliant products made or held in the facility to be subject to FDA enforcement actions.

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

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time, due to regulatory complications.

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

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO GREENHOUSE SOLUTIONS’ PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; GREENHOUSE SOLUTIONS’ LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF GREENHOUSE SOLUTIONS’ FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. GREENHOUSE SOLUTIONS IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

Due to the fact that hemp is not allowed federally to be grown on American soil, it must be shipped from overseas, and the Company plans to do so through the use of cargo ships. This includes any number of inherent risks involved in travel. These are unlikely scenarios, but the ship may lose its cargo overboard, the ship itself may be lost, storms or other factors may cause loss of or damage to the products. If our competitors are able to deliver products when we cannot, our reputation may be damaged, and we may lose customers to our competitors.

Only select states allow for the growing of hemp, even without the budding of marijuana.

It is currently very difficult to grow hemp in the United States. Despite the enacting of several new state laws, it is still not legal on a federal level to grow hemp on American soil. This means that the acquisition of hemp is more difficult, and it must be shipped from foreign countries, causing a period between when an order is placed and when the product arrives from overseas. It is possible that there may be a greater demand than there is a supply from overseas suppliers and, thus, a backlog may develop. This is not expected or anticipated, but it is a remote possibility. At this time, we do not have plans to grow hemp in the United States.

We intend to purchase hemp oil from China, however it is possible that their prices, availability or any number of other factors may change.

It is possible that our Chinese suppliers may face bankruptcy or some form of litigation in the future. Although the company has no reasonable expectation that this is the case, such problems or any others may arise that could pose problems for the Company. It is also possible that the supplier may, for any number of reasons, change the price of their products and thus alter our profit margins. If any undesirable issues occur with an overseas supplier, then the Company may be forced to find another supplier, which would create at least a minimal delay in service. In addition, it is possible that the supplier may not have the necessary supply to meet the demand for the Company’s products. At this time, we have not entered into a Supplier Agreement and we do not have a formal or informal arrangement with a supplier to supply hemp.

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

In the United States today the U.S. Customs Service has a “zero tolerance standard” for the importation of industrial hemp. What this means is that a product cannot have any potentially dangerous substances contained in it or it will be considered adulterated and unfit for human consumption, and thus illegal to possess or use per U.S. Federal Law. In 2001 the DEA elaborated on this and clarified that any product with any quantity of THC in it at all cannot be imported into the United States. Since no hemp-based products containing THC are legally permitted in the United States, such products with THC are not allowed to be exported out of the United States either. Because of the strict laws that exist with the U.S. importation and exportation of hemp products, our business could be adversely affected.

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

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

•	our ability to deliver products in a timely manner in sufficient volumes;
•	our ability to recognize product trends;
•	our loss of one or more significant customers;
•	the introduction of successful new products by our competitors;
•	adverse media reports on the use or efficacy of nutritional supplements.
•	our inability to make our design and consulting service division profitable
•	our inability to make our online marketing division profitable.

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

We maintain insurance, including property and workers’ compensation to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

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

As our business expands the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services.

An increase in product returns could negatively impact our operating results and profitability.

We will permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns are expected to be nominal and within management’s expectations and the provisions established, future return rates may increase more than anticipated. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

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

We rely on consumers’ demand for our products. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and tastes. If consumer preferences were to move away from our products, in any of our major markets, our financial results might be adversely affected.

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	a general decline in economic or geopolitical conditions;
•	concern about the health consequences of consuming various nutraceutical products;
•	consumer dietary preferences;
•	increased federal, state, provincial and foreign excise or other taxes on certain products and possible restrictions on advertising and marketing;
•	increased regulation placing restrictions on the purchase or consumption of our products or increasing prices due to the imposition of duties or excise tax;
•	inflation; and
•	wars, pandemics, weather and natural or man-made disasters.

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

Maintaining a good reputation is critical to selling our branded products. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although our producer/distributors maintain standards for the materials and product components received from suppliers, it is possible that a supplier may not provide materials or product components that meet the required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

•	a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;
•	a perceived failure to address concerns relating to the quality, safety or integrity of our products;

•	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or
•	effects that are perceived as insufficient to promote the responsible use of our products.

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

We have not had any product liability claims filed against us, but in the future we may be subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. Although we have purchased insurance to cover product liability lawsuits, if we cannot successfully defend ourselves against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation;
•	costs of related litigation;
•	substantial monetary awards to consumers;
•	increased cost of liability insurance;
•	loss of revenue; and
•	the inability to successfully commercialize our products.

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

We have limited assets.

We have incurred an accumulated deficit since inception of $4,619,039 through March 31, 2017 and have not yet established a consistent on-going source of revenues sufficient to cover its operating costs and allow us to continue as a going concern. The ability of our Company to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

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

Need for Additional Financing.

In the event our Company decides to expand our operations we may have very limited funds to do so. The ultimate success of our Company may depend upon our ability to raise additional capital. Our Company is continuing to assess the need for additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to our Company. If not available, our Company’s operations will be limited to those that can be financed with its modest capital.

Limited Revenue History.

Our Company is considered in development stage. Our Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

No Assurance of Success or Profitability.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company’s Shares will be increased thereby.

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

Dependence upon Outside Advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company’s management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

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

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time, due to regulatory complications.

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

Our common stock has been quoted on the OTC Pink since November 24, 2010, under the symbol “GRSU.” There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a “penny stock” company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or Accredited Investors. For purposes of the rule, the phrase “Accredited Investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers of our stock to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•	Variations in our quarterly operating results;
•	Loss of a key relationship or failure to complete significant transactions;
•	Additions or departures of key personnel; and
•	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the personal care markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

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

Limited Financing – Lack of Loan Availability.

The monies currently on hand may not be sufficient for the continued expanded operations of our Company. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to our Company. (See “Business Summary”)

Our Company may borrow money to finance its operations on terms to be determined. Any such borrowing will increase the risk of loss to the investor in the event our Company is unsuccessful in repaying such loans.

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

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTC Pink. Our common stock has been quoted on the OTC Pink since November 24, 2010, under the symbol “GRSU”. Because we are quoted on the OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Fiscal 2016	Low	High
First Quarter – ended June 30, 2015	$.29	$.29
Second Quarter – ended September 30, 2015	$.17	$.17
Third Quarter – ended December 31, 2015	$.08	$.08
Fourth Quarter – ended March 31, 2016	$.08	$.08

Fiscal 2017	Low	High
First Quarter – ended June 30, 2016	$.11	$.09
Second Quarter – ended September 30, 2016	$.008	$.065
Third Quarter – ended December 31, 2016	$.029	$.034
Fourth Quarter – ended March 31, 2017	$.023	$.019

Holders.

As of March 31, 2017, there are approximately 129 record holders of 95,709,458 shares of our common stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the fiscal year ended March 31, 2017 and 2016, we made the following sales of our unregistered shares.

DATE OF SALE (1)	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
June 2015	Common Shares	1,075,000	$215,000	Accredited Investors
July 2015	Common Shares	250,000	$50,000	Accredited Investors
October 23, 2015	Common Shares	500,000	Legal Services	Business Associates
October 23, 2015	Common Shares	78,939	Consulting Services	Business Associates
October 23, 2015	Common Shares	55,274	Services	Officers and Directors
October 23, 2015	Common Shares	3,000,000	IP License – Additional Consideration	Business Associates
November 1, 2015	Common Shares	600,000	Consulting Services	Business Associates
November 2015	Common Shares	650,000	$65,000	Accredited Investors
December 2015	Common Shares	1,550,000	Anti-dilutive distribution by Board of Directors	Accredited Investors
March 11, 2016	Common Shares	400,000	Marketing Services	Business Associates
September 21, 2016	Common Shares	503,245	Legal Fees	Business Associates

____________

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the year ended March 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2017, we had an accumulated deficit totaling $4,619,039. This raises substantial doubts about our ability to continue as a going concern.

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

Results of Operations

For the Year ended March 31, 2017, we had $Nil in revenues compared to $Nil for the same period one year earlier. For the Year ended March 31, 2017 we incurred $Nil in sales related expenses compared to $Nil for the previous year. For the Year ended March 31, 2017, General and Administrative Expenses were $19,393 as compared to General and Administrative Expenses of $49,650 for the Year ended March 31, 2016. For the year ended March 31, 2017 the Company incurred expenses of $2,875 for corporate communications compared to $20,700 for the year ended March 31, 2016. For the year ended March 31, 2017 the Company incurred expenses of $Nil for impairment expenses compared to $510,000 for the year ended March 31, 2016 For. the Year ended March 31, 2017 we incurred expenses of $24,000 for Consulting Services compared to $218,409 for the year ended March 31, 2016. We incurred $280 in Depreciation and Amortization expenses in the current year compared to $280 for the prior year. We incurred $102,000 for Management consulting and Fees paid to Related parties in the current year compared to $108,000 for the prior year. For the year ended March 31, 2017 we incurred Professional Fees expense of $87,281 compared to the prior year of $167,155. We incurred a Private Placement expense of $Nil in the current year compared to $372,000 for the prior year. During the current year we incurred an expense of $Nil for Research and Development compared to $18,800 for the prior year. During the current year the Company incurred $Nil as a Warrant expense compared to $1,354,015 during the prior year. For the Year ended March 31, 2017, we incurred an operating loss of $235,829. This compares to the operating loss of $2,819,009, for the Year ended March 31, 2016.

For the Year ended March 31, 2017, we had $109 in other income compared to $10,278 for the same period one year earlier. For the Year ended March 31, 2017 we gained $25 in other income interest compared to $Nil for the previous year. For the Year ended March 31, 2017, other income interest expenses were $56 as compared and $Nil for the Year ended March 31, 2016. For the year ended March 31, 2017 the Company incurred expenses of $12,709 for amortization of loan costs and discount compared to $Nil for the year ended March 31, 2016. For the year ended March 31, 2017 the Company incurred expenses of $134,504 for loss on marketing agreement compared to $Nil for the year ended March 31, 2016. For the Year ended March 31, 2017 we incurred expenses of $8,128 for interest expense related to convertible debt compared to $Nil for the year ended March 31, 2016. For the Year ended March 31, 2017, we incurred an “other income” loss of $155,263. This compares to the “other income” loss of $10,278, for the Year ended March 31, 2016.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $4,619,039 as of March 31, 2017 and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. For the Year ended March 31, 2017, we had $391,092 of net loss compared to $2,808,731 for the same period one year earlier.

Financing Activities

During the year ended March 31, 2017 the Company received $Nil in private placement subscriptions for the Company’s common stock. As of March 31, 2017, there remain 75,000 shares which have been paid for but not issued.

On November 18, 2016, the Company signed a Convertible Promissory Note with SBI Investments LLC. The terms and conditions are as follows:

The face value of the note is $275,000 and the maturity date is November 18, 2018. The note includes a reduction of proceeds in the amount of $25,000 which is considered Original Issue Discount, which will be amortized as interest expense over the one-year life of the note. At the time of disbursement there was a deduction from proceeds to the Company of $5,000 for legal fees related to the issuance of the promissory note. Repayment is to begin six months after the date of the note, is to be made bi-weekly and shall be 1/12 of the outstanding principal and interest until paid in full. In the event the note is not paid in full by the maturity date the entire balance becomes due and payable.

The Securities Purchase Agreement includes a right to buy up to 300,000 warrants attached for 150,000 warrant shares of Series A warrants and 150,000 warrant shares of Series B warrants. These warrants are discussed in the preceding Note 5.

Any payment on the note or the note principal and interest in full may be converted into Common Stock at the sole option of the holder at a price equal to 65% of the three lowest Volume Weighted Average Price (VWAP) of the Common Stock for the 20 consecutive trading days ending on the trading day that is immediately prior to the conversion date. The Beneficial Ownership Limitation is 4.99% except that the holder of the note may increase this limitation to no more 9.99% under certain circumstances. At March 31, 2017, there were 95,709,458 shares of Common Stock of the Company outstanding. Under these restrictions, the maximum number of shares that could be issued by the Company would be 5,030,675 under the 4.99% limitation and 10,630,893 under the 9.99% limitation. The warrants issues as part of the Securities Purchase Agreement are subject to this limitation. SBI Investments, LLC may begin to excise its conversion rights six months following the signing of the note, or May 18th, 2017.

The Company will account for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and will value separately from the note at fair value as of May 18, 2017. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. These warrants were valued using a Black-Scholes model resulting in a fair value of $9,877, recorded as a debt discount. Amortization of this discount totals $3,599 for year ending March 31, 2017. The Original Issue Discount of $25,000 was recorded as a discount to the note with the amortization for the year ending March 31, 2017 being $9110. Discount on the note as of March 31, 2017 was $22,168.

During the year ended March 31, 2016 the Company received $345,000 in private placement subscriptions for the Company’s common stock and issued 2,350,000 shares which included shares for $90,000 which had been received in the prior year. As of March 31, 2016, there remain 137,000 shares which have been paid for but not issued. During the current year the Company issued 55,274 to a Related party for services rendered and authorized 1,178,939 shares for services rendered. Of these shares 400,000 have not yet been issued. As of the date of these financial statements, a total of 537,000 common shares have not been issued.

Investing Activities

During the year ended March 31, 2017 there was no investment activity.

On March 2, 2015 the Company entered into a joint-venture agreement with KOIOS, Inc. a non-publicly traded company for a non-exclusive license for the use and development of proprietary homeopathic and nutraceutical formulations. The Company paid KOIOS $50,000 for this license. Due to the uncertainty of continuing operations management deemed it appropriate to consider the license impaired, therefore incurred an impairment charge of $50,000 against income for that year.

On January 21, 2015 the Company exchanged 7,000,000 shares of its common stock, valued at $0.10 per share, with Dr. M. S. Reddy for a License to exploit Dr. Reddy’s intellectual property for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries. This License is valid for a period of 15 years. Due to the uncertainty of continuing operations management deemed it appropriate to consider the license impaired, therefore the Company incurred an impairment charge of $700,000 against income for that year.

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

On November 14, 2015, the Company exchanged 3,000,000 shares of its common stock valued at $0.17 per share with Dr. M. S. Reddy for a License to exploit a second grouping of Dr. Reddy’s intellectual properties for probiotic formulas for cannabis combinations in the homeopathic and nutraceutical industries. This License is valid for a period of 15 years. Due to the uncertainty of continuing operations management deemed it appropriate to consider the license impaired, therefore the Company incurred an impairment charge of $510,000 against income for the current year.

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

Operating Activities

For the Year ended March 31, 2017 we incurred $280 in depreciation compared to $280 for the previous year. For the Year ended March 31, 2017 we incurred $12,709 in amortization as compared to $Nil for the Year ended March 31, 2016. For the year ended March 31, 2017 there was a increase in accounts payable of $54,947 compared to $(40,097) for the year ended March 31, 2016. For the year ended March 31, 2017 the Company had in increase in related party accounts payable of $66,893 compared to $63,000 for the year ended March 31, 2016. For the Year ended March 31, 2017 we incurred an increase in accrued expenses of $8,128 compared to $Nil for the year ended March 31, 2016. For the Year ended March 31, 2017 there was an increase in stock purchase refunds of $Nil compared to $15,000 for the year ended March 31, 2016. For the Year ended March 31, 2017 there was a decrease in accounts receivable of $Nil compared to $19,366 for the year ended March 31, 2016. For the Year ended March 31, 2017 there was a decrease in inventory of $29,504 compared to an increase of $29,504 for the year ended March 31, 2016. For the Year ended March 31, 2017, the net cash used in operating activities was $218,631. This compares to $2,066,555 for the Year ended March 31, 2016.

Liquidity and Capital Resources

As at March 31, 2017, our cash balance was $31,994 as compared to $625 at March 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

GREENHOUSE SOLUTIONS, INC.

FINANCIAL STATEMENTS

For the years ended March 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greenhouse Solutions, Inc.:

We have audited the accompanying balance sheet of Greenhouse Solutions, Inc. (“the Company”) as of March 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

August 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Greenhouse Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greenhouse Solutions Inc. (the Company) as of March 31, 2017, and the related statement of operations, stockholders’ equity, and cash flows for the year ended March 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017, and the results of its operations and its cash flows for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Greenhouse Solutions Inc. as of March 31, 2016, were audited by other auditors whose report dated August 10, 2016 expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

September 25, 2018

GREENHOUSE SOLUTIONS INC.
CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2017	2016

ASSETS

Current assets
Cash	$31,994	$625
Inventory	-	29,504
Total Current assets	31,994	30,129

Fixed assets
Office equipment	1,398	1,398
Accumulated depreciation	(583)	(303)
Net fixed assets	815	1,095

Other assets
Licenses	-	510,000
Impairment	-	(510,000)
Net other assets	-	-

Total Assets	$32,809	$31,224

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$55,809	$46,154
Accounts payable - related party	129,893	$63,000
Convertible note payable, net of discount of $22,168 and $Nil as of March 31, 2017 and 2016, respectively	252,832	-
Accrued interest payable	8,128	-
Stock offer recission	15,000	15,000
Total Current Liabilties	461,662	124,154

Stockholders' Equity (Deficit)
Preferred stock, 25,000,000 shares authorized
with $0.0001 par value. No Preferred
shares issued or outstanding	-	-
Common stock, 200,000,000 shares authorized
with $0.0001 par value. 95,709,458 and
95,206,213 issued and outstanding at
March 31, 2017 and March 31, 2016, respectively	9,571	9,521
Additional paid in capital	2,771,723	2,726,481
Additional paid in capital - Warrants	1,363,892	1,354,015
Common stock payable	45,000	45,000
Accumulated deficit	(4,619,039)	(4,227,947)
Total Stockholders' Equity (Deficit)	(428,853)	(92,930)

Total Liabilities and Stockholders' Deficit	$32,809	$31,224

The accompanying notes are an integral part of these condensed financial statements

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2017	2016

Revenue	$-	$-
Cost of revenues	-	-
Gross Profit	-	-

General and administrative
Consulting services	24,000	218,409
Corporate communications	2,875	20,700
Depreciation expense	280	280
Impairment expense	-	510,000
Management consulting - related parties	102,000	108,000
Professional fees	87,281	167,155
Research and development	-	18,800
Private placement expense	-	372,000
Warrant expense	-	1,354,015
General and administrative	19,393	49,650
Total operating expenses	235,829	2,819,009

Net loss from operations	(235,829)	(2,819,009)

Other income (expense)
Other income	109	10,278
Interest income	25	-
Interest expense	(56)	-
Amortization of loan costs and discount	(12,709)	-
Loss on marketing agreement	(134,504)	-
Interest expense related to convertible debt	(8,128)	-
Total other income (expense)	(155,263)	10,278

Net loss	$(391,092)	$(2,808,731)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	95,466,797	89,191,314

The accompanying notes are an integral part of these financial statements.

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock			Common	Paid in
		Amount	Paid in	Stock	Capital	Accumulated	Stockholders'
	Shares	($0.001 Par)	Capital	Subscribed	Warrants	Deficit	Deficit

Balances - March 31, 2015	86,822,000	8,682	1,205,900	90,000	-	(1,419,216)	(114,634)

Shares issued for cash	2,275,000	228	389,772	(45,000)	-	-	345,000
Stock offer rescinded	(75,000)	(8)	(14,992)	-	-	-	(15,000)
Shares issued for licenses	3,000,000	300	509,700	-	-	-	510,000
Shares issued for services - RP	55,274	6	5,994	-	-	-	6,000
Shares issued for services	1,578,939	158	258,262	-	-	-	258,420
Shares for private placement exp	1,550,000	155	371,845	-	-	-	372,000
Paid in Capital - Warrants	-	-	-	-	1,354,015	-	1,354,015
Net loss for the period	-	-	-	-	-	(2,808,731)	(2,808,731)
Balances - March 31, 2016	95,206,213	9,521	2,726,481	45,000	1,354,015	(4,227,947)	(92,930)

Shares issued for debt	503,245	50	45,242	-	-	-	45,292
Paid in Capital - Warrants	-	-	-	-	9,877	-	9,877
Net loss for the period	-	-	-	-	-	(391,092)	(391,092)
Balances - March 31, 2017	95,709,458	$9,571	$2,771,723	$45,000	$1,363,892	$(4,619,039)	$(428,853)

The accompanying notes are an integral part of these condensed financial statements

GREENHOUSE SOLUTIONS INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(391,092)	$(2,808,731)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	280	280
Amortization	12,709	-
Impairment Expense	-	510,000
Forgiveness of debt	-	(10,278)
Changes in operating assets and liabilities
Increase/(Decrease) in accounts payable	54,947	40,097
Increase in accounts payable - related party	66,893	63,000
Increase in accrued expenses	8,128	-
Increase in Stock purchase refund	-	15,000
Common stock issued for service	-	258,420
Common stock issued for service - Related party	-	6,000
Decrease in advances payable	-	(50,011)
(Increase)/Decrease in accounts receivable	-	19,364
(Increase)/Decrease in inventory	29,504	(29,504)
NET CASH USED IN OPERATING ACTIVITIES	(218,631)	(2,066,555)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-
Investment	-	(510,000)

NET CASH USED IN INVESTING ACTIVITIES	-	510,000

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	435,000
Proceeds from 8% Convertible note payable	250,000	-
Common stock offer rescind	-	(15,000)
Common stock issued for investment	-	510,000
Common stock issued for private placement expenses	-	372,000
Paid in capital - warrants	-	1,354,015
Proceeds from shares subscribed		(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	2,566,015

Net Increase (Decrease) In Cash	31,369	(10,540)

Cash At The Beginning Of The Period	625	11,164

Cash At The End Of The Period	$31,994	$624

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activity	$-	$-

Warrents issued as debt financing	$9,877	$-
Accounts payable converted to common stock	$45,292	$-

The accompanying notes are an integral part of these condensed financial statements.

GREENHOUSE SOLUTONS, INC.

NOTES TO FINANCIAL STATEMENTS,

MARCH 31, 2017

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

Greenhouse Solutions, Inc. (the “Company” or “Greenhouse Solutions”), is a Nevada corporation. The Company was incorporated under the laws of the State of Nevada on April 8, 2009. The Company is involved in the sale and distribution of urban gardening products and greenhouses on the North American Market.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit since inception of $4,619,039 through March 31, 2017 and has not yet established a minimal on-going source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common share during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2017, there were warrants outstanding to claim 3,600,000 additional common shares of the Company. At March 31, 2017 there were no potentially dilutive securities outstanding.

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

Office Furniture and Equipment

Office furniture and equipment are recorded at cost and depreciated under the straight-line method over the estimated useful life of the asset. At March 31, 2017 the Company had computer equipment of $1,398 with corresponding accumulated depreciation of $583. There corresponding balances for the fiscal year ended March 31, 2016 were $1,398 and $303 respectively. Depreciation expense for the years ended March 31, 2017 and 2016 were $280 and $280 respectively.

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

At March 31, 2017 and 2016 the Company had a cumulative investment in these other assets of $1,660,000 with a corresponding impairment write-down due to the uncertainty of the Company’s ability to continue as a going concern and total lack of sufficient cash flow or revenues with which to amortize the assets against. Impairment expense for the years ended March 31, 2017 and 2016 were $Nil and $510,000 respectively.

Long Lived Assets

In accordance with ASC 350 the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances both internally and externally that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

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

Recent pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2017 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

During the year ended March 31, 2015 a stockholder of the Company advanced a total of $60,000 of which $10,000 was repaid. As of March 31, 2016, the total advance has been repaid. These advances are unsecured, not represented by any formal loan agreement and bear no interest.

There are three officers of the Company receiving compensation for services rendered. One is compensated at the rate of $3,000 per month and has received $24,472 in payments and is owed $28,393 as at March 31, 2017. Another is compensated at the rate of $3,500 per month. He has received $10,500 in cash payments and is owed a balance of $59,500 as of March 31, 2017. The third is compensated at the rate of $2,000 per month. He has received $6,000 in cash payments and at March 31, 2017 this officer is owed a total of $42,000.

NOTE 4 – STOCKHOLDER’S DEFICIT

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value of $0.0001 per share. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share. As at March 31, 2017 there are no preferred shares issued or outstanding.

As at March 31, 2017 the total number of common shares outstanding was 95,709,458. The Company has an ongoing program of private placements to raise funds to support the operations. The terms and conditions of these private placements in the past have remained constant as follows: i.e. the offering price per share is $0.10 and each share includes a warrant for the purchase of an additional share at $0.20.for a period of two years from the date of the subscription. During the quarter ended June 30, 2015 the Company received $215,000 in net proceeds through a private placement at terms that changed as follows, $0.20 per share for cash and the Company will issue 1,075,000 common shares of the Company under the terms described. Also during this quarter the Company issued 300,000 shares of its common stock in exchange for $90,000 which had been received in the previous year. This money was shown in the stockholder equity report as “Common Stock Subscribed.” During the quarter ended September 30, 2015 the Company received $50,000 in net proceeds through a private placement for $0.20 per share and will issue 250,000 common shares of the Company. During the quarter ended December 31, 2015 the Company received $65,000 in net proceeds through a private placement for $0.10 per share and will issue 650,000 common shares of the Company.

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

On October 23, 2015 the Company authorized the issuance 3,634,213 shares as compensation expense which was allocated as follows: (1) 500,000 shares for legal services provided; (2) 78,939 for consulting services; (3) 55,274 for Related Party Officer compensation and (4) 3,000,000 for additional consideration for IP License #2. These were expensed to the appropriate corresponding categories on the “Statement of Income and Expense” for items (1), (2) and (3) with the value of (4) being allocated to the Other Asset category of the Balance Sheet with its corresponding write down in value. For recording purposes these shares were valued at $0.17 which was the average price for the Company’s common stock for the quarter ending March 31, 2017.

On November 1, 2015 the Company authorized the issuance of 600,000 shares of its common stock as compensation for consulting services to be performed. An expense of $90,000 was recorded on the Company’s books as consulting expense. These shares were valued at $0.15 for per share was the closing price for that date.

In August of 2015 the Company received notice from an investor that they wished to rescind the transaction and have their money refunded. Since the shares had not been issued the refund is shown as a liability of the Company.

On March 11, 2016 the Company authorized the issuance of 400,000 shares for marketing consulting services and recorded an expense of $40,000.

On September 21, 2016, 503,245 shares were issued to settle an account payable of $45,292. No gain or loss was recorded as they were issued at the closing price on the agreement date. In addition to this, the Company received $45,000 in exchange for 75,000 shares subscribed for in fiscal year ending March 31, 2016 that are yet issued.

NOTE 5 – WARRANTS

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

Using the Black-Scholes valuation model a value of $1,354,015 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.08; strike price $0.20; volatility 350%; risk free rate 1.75% and time to expiration of 1.33 years. This expense is recorded on the books of the Company as “Warrant expense” with an offsetting entry in the Stockholder’s Deficit section as “Additional paid in capital – Warrants.”

As of March 31, 2017, the Company has not received any notifications with respect to any exercise of any outstanding warrants.

There were 300,000 warrants issued in conjunction with a $275,000 note, see “Note 14” for details. Using the Black-Sholes valuation model a value of $9,877 is assigned to these warrants. The parameters used in the Black-Scholes model were as follows: stock price $0.072, strike price $0.96-$0.107, volatility 95.45%, risk-free rate 1.07% and time to expire of 2 years. The amount is recorded on the books of the company as debt discount with an offsetting entry in the stockholders deficit section as “additional paid in capital – warrants”

A summary of warrant activity for the periods indicated is as follows:

	Shares under	Exercise	Remaining
	Warrant	Price	Life
Balance at March 31, 2014	0	$-	0
Granted	300,000	$0.20	0
Exercised	0	0	0
Expired	0	0	0
Balance at March 31, 2015	300,000
Granted	3,525,000	$0.20	0.2
Exercised	0	0	0
Expired	0	0	0
Balance at March 31, 2016	3,825,000		0.2
Granted	300,000	$0.10	1.64
Exercised	-	0	0
Expired	(525,000)	0	0
Balance at March 31, 2017	3,600,000		0.29

NOTE 6 – RESEARCH AND DEVELOPMENT

During the year ended March 31, 2017 and 2016 the Company spent a total of $Nil and $18,800 respectively on research and development. The nature of this research was to determine the viability of converting the pill form of our supplement into a functioning beverage form.

NOTE 7 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate of 34% and a Colorado state rate of 5% compared to the Company’s income tax expense as reported is as follows:

	March 31, 2017	March 31, 2016
Net loss before income taxes	$(391,092)	$(2,808,731)
Adjustment for warrant expense	3,599	1,354,015
Adjustment for impairment expense	-	510,000
Deductible net loss	(387,493)	(944,716)
Income tax rate	39%	39%
Income tax recovery	(151,122)	(368,440)
Valuation allowance change	151,122	368,440
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016
Net operating loss carryforward	$(4,619,039)	$(4,227,947)
Adjustment for warrant expense	1,357,614	1,354,015
Adjustment for impairment expense	1,660,000	1,660,000
Deductible net loss	(1,601,425)	(1,213,932)
Valuation allowance	1,601,425	1,213,932
Net deferred income tax asset	-	-

As of March 31, 2017, and 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended March 31, 2017 and 2016, and no interest or penalties have been accrued as of March 31, 2017 and 2016. As of March 31, 2017, and 2016 the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 8 – FORGIVENESS OF DEBT

As of March 31, 2015, the Company had two outstanding invoices that dated from activities carried on by prior operations. It was management’s decision that these two debts were no longer to be considered an obligation of the Company and therefore were written off. These amounts were reclassified to “Forgiveness of debt” income with the assent of the creditors.

NOTE 9 – STOCK OFFER RECISSION

On September 5, 2015 the Company received notice from an investor who had not yet received the stocks subscribed for that they wished to rescind the offer. This amount is carried on the books and financial statements as a current liability in the amount of $15,000. It is the Company’s intent to refund this money when it has sufficient cash resources to do so.

NOTE 10 – CUSTOMER REFUND

The sale that was recorded on February 18, 2015 included an amount, $5,128 in sales taxes. The Company was not nor is not licensed to collect such taxes. The Company has been in communication with its customer regarding this amount and the customer has agreed to allow the Company to retain this money as additional compensation for the transaction. Accordingly, the Company has recorded this amount as “Other income” in its 2016 “Statement of Operations.”

NOTE 11 – ADVANCES

At March 31, 2017 the Company has in total $0 of advances. At March 31, 2015 the Company carried on its books of account the sum of $55,161. During the year ended March 31, 2016, the Company paid $50,011 against this balance. Further research showed that $5,000 of this balance was related to a former major stockholder who relinquished all rights to debts and assets at the time the new major stockholders assumed control of the Company. This occurred on August 28, 2015 and the debt was reclassified as “Forgiveness of debt” income during the final quarter of the Company’s fiscal year. An additional $150 was advanced to open the initial bank account. This was forgiven and reclassified as “Forgiveness of debt” income also.

NOTE 12 – INVENTORY

In October of 2015 the Company purchased aluminum cans and lids in preparation for producing a product for the retail market. These cans are for the nutraceutical products that are under development. During the year ended March 31, 2017, inventory of $29,504 was written off due to abandoning of joint venture with KOIOS. This was recorded as a loss on marketing agreement in other income.

NOTE 13 – PRIVATE PLACEMENT EXPENSE

In December of 2015 the Board of Directors decided that investors that had purchased stock from the beginning of 2015 through July 31, 2015 should be granted parity with more recent stockholders who were issued stock valued at $0.10 per share. In order to achieve this parity those designated stockholders received an additional 1,550,000 shares of common stock of the Company. In accordance with GAAP the Company booked an expense of $372,000 in connection with the issuance of these additional shares based on the share price at the time of issuance of these shares. There were no additional warrants attached to these shares.

NOTE 14 – SECURITIES PURCHASE AGREEMENT & CONVERTIBLE PROMISSORY NOTE

On November 18, 2016, the Company signed a Convertible Promissory Note with SBI Investments LLC. The terms and conditions are as follows:

The face value of the note is $275,000 and the maturity date is November 18, 2018. The note includes a reduction of proceeds in the amount of $25,000 which is considered Original Issue Discount, which will be amortized as interest expense over the one-year life of the note. At the time of disbursement there was a deduction from proceeds to the Company of $5,000 for legal fees related to the issuance of the promissory note. Repayment is to begin six months after the date of the note, is to be made bi-weekly and shall be 1/12 of the outstanding principal and interest until paid in full. In the event the note is not paid in full by the maturity date the entire balance becomes due and payable.

The Securities Purchase Agreement includes a right to buy up to 300,000 warrants attached for 150,000 warrant shares of Series A warrants and 150,000 warrant shares of Series B warrants. These warrants are discussed in the preceding Note 5.

Any payment on the note or the note principal and interest in full may be converted into Common Stock at the sole option of the holder at a price equal to 65% of the three lowest Volume Weighted Average Price (VWAP) of the Common Stock for the 20 consecutive trading days ending on the trading day that is immediately prior to the conversion date. The Beneficial Ownership Limitation is 4.99% except that the holder of the note may increase this limitation to no more 9.99% under certain circumstances. At March 31, 2017, there were 95,709,458 shares of Common Stock of the Company outstanding. Under these restrictions, the maximum number of shares that could be issued by the Company would be 5,030,675 under the 4.99% limitation and 10,630,893 under the 9.99% limitation. The warrants issues as part of the Securities Purchase Agreement are subject to this limitation. SBI Investments, LLC may begin to excise its conversion rights six months following the signing of the note, or May 18th, 2017.

The Company will account for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and will value separately from the note at fair value as of May 18, 2017. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. These warrants were valued using a Black-Scholes model resulting in a fair value of $9,877, recorded as a debt discount. Amortization of this discount totals $3,599 for year ending March 31, 2017. The Original Issue Discount of $25,000 was recorded as a discount to the note with the amortization for the year ending March 31, 2017 being $9,110. Discount on the note as of March 31, 2017 was $22,168.

NOTE 15 – JOINT MARKETING AGREEMENT

During the year ended March 31, 2017, the Company entered into a Joint Marketing Agreement with a local company to produce and distribute a neutraceutical drink fortified with the Company’s proprietary formula. This agreement produced approximately $70,000 in revenues over a six-month period of time. The corresponding costs were approximately $185,000 resulting in a loss of $105,000. After a considered analysis of the operation, management decided to discontinue the agreement and record the loss.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management’s responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company’s management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) The Company has no formal control process related to the identification and approval of related party transactions.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year, and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to untrained and inexperienced executive management, and in part due to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an effect on our Company's financial results. However, management believes that the lack of a functioning audit committee, lack of a Chief Financial Officer, and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

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

Due to insufficient funds during the year ended March 31, 2017, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

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

The following table sets forth information as to persons who currently serve as directors or executive officers, including their ages as of March 31, 2017.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title

Redgie Green	64	Since Nov. 26, 2014	President and Director

John G. Michak III	33	Since Apr. 29, 2014 and COO since Feb. 10, 2015	Chief Operating Officer and Director

Rik J. Deitsch	50	Since Jan. 28, 2015	Chief Executive Officer and Director

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

Redgie Green – Age 64, President and Director

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

John George Michak III – Age 33, COO and Director

Mr. Michak was appointed Director on April 29, 2014 and Chief Operating Officer on February 10, 2015. As a Nordstrom’s credit communications planner from April 2013 to January 2014, Mr. Michak supported the development of business operational documents and drove the execution for all credit related customers facing collateral. Managed the collateral budget and worked with colleagues to identify and implement customer communications enhancements and or cost reduction opportunities for the company. While at Morgan Stanley Global Wealth Management from January 2012 to January 2013, Mr. Michak worked as a technology analyst, and as a strategic partner along with the firm’s business units and some of the world’s leading technology companies to redefine how Morgan Stanley does business in global financial markets that are extremely fast and vastly complex. While assisting the firm with the conversion effort of combining Smith Barney and Morgan Stanley to create Morgan Stanley Global Wealth Management Group. Mr. Michak also worked for Alpert Homes from March 2010 to January 2012 and helped manage relationships with sales center representatives in assigned communities and followed up regularly regarding prospects. He also assisted in managing new home construction sites start to finish. He has been working with global companies aiding in their growth and expansion since 2010. Mr. Michak was a student at Colorado State University from 2004 to June 2009. From June 2009 until March 2010 Mr. Michak expanded his intellectual horizons by traveling abroad.

Mr. Michak holds a liberal arts degree from Colorado State University as well as attended Kaplan real estate school in Denver.

Rik J. Deitsch – Age 50, CEO and Director

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

Conflicts of Interest – General

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to officers during the fiscal years ended March 31, 2017, 2016, 2015 and 2014. The table sets forth this information for Greenhouse Solutions, Inc. including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years.

Name and		Salary		Bonus Awards	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compen-sation Earnings	All Other Compensa-tion	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Matt Brown, Former	2015	59,097		0	0	0	0	0	0	59,097
CEO (1)	2014	0		0	0	0	0	0	0	0

Pramuan Upatch (2), Former	2015	0		0	0	0	0	0	0	0
CEO & CFO	2014	0		0	0	0	0	0	0	0

John G. Michak III (7)	2017	14,500		0	0	0	0	0	0	14,500
Chief Operating Officer	2016	25,000								25,000
	2015	5,000	(5)	0	0	0	0	0	0	5,000

Rik J. Deitsch (3)	2017	10,500		0	0	0	0	0	0	10,500
Chief Executive Officer	2016	14,000		0	0	0	0	0	0	14,000
	2015	3,500	(5)	0	0	0	0	0	0	3,500

Redgie Green (6),	2017	6,000		0	0	0	0	0	0	6,000
President	2016	0		0	0	0	0	0	0	0
	2015	4,000		0	0	0	0	0	0	4,000

Ted Tinsman,	2016	0		0	0	0	0	0	0	0
Vice President (4)	2015	0		0	0	0	0	0	0	0

Lorent Priest,	2016	0		0	0	0	0	0	0	0
Vice President (4)	2015	0		0	0	0	0	0	0	0

_______________

(1) Resigned as Officer and Director November 26, 2014; was paid through his consulting company, Linnaeus & Lamarck, Ltd.

(2) Resigned as Officer and Director June 18, 2014

(3) Paid through his consulting company, MGRD, Inc. Mr. Deitsch is owed $59,500 of his salary for the year ended March 31, 2017.

(4) Appointed as Officers, on an hourly consulting basis for services

(5) Paid as consulting fees

(6) Mr. Green received 55,274 shares of common stock to compensate him for the first three months of 2015, at a value of $4,000. Mr. Green’s salary of $42,000 for the year ended March 31, 2017 is accrued but not paid.

(7) Mr. Michak is owed $28,393 of his salary for the year ended March 31, 2017.

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

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2017, 2016, 2015 and 2014. The table sets forth this information for our Company including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

Name		Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Matt Brown (1)	2014	59,097		0	0	0	0	0	59,097
Former President, Director

Pramuan Upatch (2), Former President,	2014	0		0	0	0	0	0	0
Treasurer, Secretary, Director

George Dory (3), Former	2014	0		0	0	0	0	0	0
Director, President, Treasurer, Secy

John G. Michak III Director (5)	2014	0		0	0	0	0	0	0
	2015	5,000	(6)	0	0	0	0	0	5,000
	2016	25,000		0	0	0	0	0	25,000
	2017	14,500		0	0	0	0	0	14,500

Rik J. Deitsch (4)	2015	3,500	(6)	0	0	0	0	0	3,500
Director	2016	14,000		0	0	0	0	0	14,000
	2017	10,500		0	0	0	0	0	10,500

Redgie Green	2014	0		0	0	0	0	0	0
Director	2015	4,000	(6)	0	0	0	0	0	4,000
	2016	0		0	0	0	0	0	0
	2017	6,000		0	0	0	0	0	6,000

____________

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

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) The director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer; and (b) The breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of March 31, 2017.

Name, Position and Address (1)	Shares	Percent (2)	Security
John G. Michak III, COO and Director	29,000,000	30.28%	Common

Dr. Malireddy S. Reddy	10,000,000	10.44%	Common

Rik J. Deitsch, Chief Executive Officer and Director (3)	4,000,000	4.18%	Common

Redgie Green, President and Director	255,274	0.27%	Common

Officers and Directors as a Group	33,255,274	34.73%	Common

______________

(1) The Address for the above individuals is c/o 600 17th St., Suite 2800, South Denver, CO 80202.

(2) Based on 95,709,458 shares issued and outstanding.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no grants of stock options since inception to March 31, 2017. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our Board of Directors have not adopted a stock option plan. We have no plans to adopt one but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive-based stock option plan for our officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

We have no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full-time employment arrangements would be determined, if and when, such arrangements become necessary.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our auditor, M&K CPAS, PLLC has served as the company’s independent registered public accountants for the fiscal year 2017. Our auditor, BF Borgers CPA PC served as the Company’s independent registered public accountant for the fiscal year 2016

During the fiscal year ended March 31, 2017 we incurred approximately $30,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2017. During the fiscal year ended March 31, 2016 we incurred approximately $30,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2016.

During the fiscal years ended March 31, 2017 and 2016, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	By-laws of Greenhouse Solutions Inc. [2]
10.1	License #1 [3]
10.2	License #2 [3]
10.3	Consulting Agreement [4]
10.4	Consulting Agreement [4]
10.5	Promissory Note to Evolutionary Ventures LLC [5]
10.6	Promissory Note to Evolutionary Ventures LLC [5]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on June 21, 2010.
[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on June 21, 2010.
[3]	Incorporated by reference from the Company's 8-K filed January 22, 2015.
[4]	Incorporated by reference from the Company's 8-K filed January 27, 2015.
[5]	Incorporated by reference from the Company’s 10-K filed August 3, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greenhouse Solutions, Inc.

Dated: September 25, 2018	By:	/s/ Rik J. Deitsch
Rik J. Deitsch
CEO and Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 25, 2018

DIRECTORS

/s/ John G. Michak

John G. Michak, III, Director

/s/ Redgie Green

Redgie Green, Director

/s/ Rik J. Deitsch

Rik J. Deitsch, Director, Chief Executive Officer,

Principal Financial Officer, Principal Accounting Officer

